Form 10-Q
period 1996-06-30
HEARTPORT INC
filed 1996-08-13
CIK 1009871

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 -------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


                          Commission file number 0-28266

                                 HEARTPORT, INC.
               (Exact name of registrant as specified in its charter)


                 DELAWARE                          94-3222307
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification Number)


                               200 CHESAPEAKE DRIVE
                          REDWOOD CITY, CALIFORNIA  94063
                      (Address of principal executive offices)

                                 -------------

                                 (415) 306-7900
                (Registrant's telephone number, including area code)

                                 -------------

     Indicate by check /X/ whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   /X/         No
                         ------           ------

     As of June 30, 1996 there were 24,106,576 shares of the Registrant's Common Stock outstanding.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                 HEARTPORT, INC.

                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
Item 1.  Financial Statements

         Condensed Balance Sheets at June 30, 1996 and December 31, 1995.... 3

         Condensed Statements of Operations for the three and six months ended June 30, 1996 and June 30, 1995.............................. 4

         Condensed Statements of Cash Flows for the six months ended
         June 30, 1996 and June 30, 1995.................................... 5

         Notes to Condensed Financial Statements............................ 6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 18

Item 5.  Other Information.................................................. 18

Item 6.  Exhibits and Reports on Form 8-K................................... 18

SIGNATURES.................................................................. 19








__________________________________________________________________

Heartport, Port-Access, and endoCPB are trademarks of the Company.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                HEARTPORT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                             June 30,    December 31,
                                              1996          1995(1)
                                           -----------   ------------
                                           (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents               $ 43,454,470  $  7,411,902
   Short-term investments                    70,280,499     5,198,274
   Prepaid expenses and other                 1,215,170        81,665
                                           ------------  ------------
Total current assets                        114,950,139    12,691,841

Property and equipment, net                   2,947,115     1,367,726

Deposits, intangibles and other assets,
  net                                           178,351       206,926
                                           ------------  ------------
Total assets                               $118,075,605  $ 14,266,493
                                           ------------  ------------
                                           ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $    905,081  $    618,014
   Accrued expenses                             597,562       273,548
   Accrued compensation and related
     benefits                                   739,300       172,750
   Current portion of long-term debt            643,873       393,542
                                           ------------  ------------
Total current liabilities                     2,885,816     1,457,854

Noncurrent liabilities:
   Long-term debt, less current portion       3,957,666     3,912,758
   Other long-term liabilities                  267,780       121,312
   Deferred revenue                             500,000            --
                                           ------------  ------------
Total long-term liabilities                   4,725,446     4,034,070

Stockholders' equity:
   Convertible preferred stock                       --         9,237
   Common stock, $0.001 par value                24,107         9,084
   Additional paid-in capital               137,687,248    26,394,926
   Notes receivable from stockholders        (1,002,100)   (1,093,000)
   Deficit accumulated during the
     development stage                      (26,244,912)  (16,545,678)
                                           ------------  ------------
Total stockholders' equity                  110,464,343     8,774,569
                                           ------------  ------------
Total liabilities and stockholders'
  equity                                   $118,075,605  $ 14,266,493
                                           ------------  ------------
                                           ------------  ------------

(1) DERIVED FROM THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1995.

                            SEE ACCOMPANYING NOTES.

                                 HEARTPORT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Period From
                                   Three Months Ended         Six Months Ended       May 17, 1991
                                        June 30,                  June 30,          (Inception) to
                                ------------------------  ------------------------     June 30,
                                    1996         1995        1996         1995          1996
                                -----------  -----------  -----------  -----------  ------------
Costs and expenses:
   Research and development     $ 4,785,564  $ 1,985,754  $ 8,188,238  $ 3,504,684  $ 22,793,749
   General and administrative     1,673,724      365,391    2,450,521      563,878     4,987,664
                                -----------  -----------  -----------  -----------  ------------
Loss from operations              6,459,288    2,351,145   10,638,759    4,068,562    27,781,413

Interest income                   1,005,895      125,607    1,163,728      142,654     1,950,042
Interest expense                   (117,801)     (26,583)    (224,203)     (34,625)     (413,541)
                                -----------  -----------  -----------  -----------  ------------
Net loss                        $(5,571,194) $(2,252,121) $(9,699,234) $(3,960,533) $(26,244,912)
                                -----------  -----------  -----------  -----------  ------------
                                -----------  -----------  -----------  -----------  ------------

Pro forma net loss per share    $     (0.25) $     (0.11) $     (0.46) $     (0.20)
                                -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------

Shares used in calculation of
  pro forma net loss per share   22,684,000   19,783,000   21,233,000   19,783,000
                                -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------

                            SEE ACCOMPANYING NOTES.

                                 HEARTPORT, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                           ---------------------------
                                               1996           1995
                                           ------------    -----------
Operating activities:
 Net loss                                  $ (9,699,234)   $(3,960,533)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization              415,088        137,274
     Forgiveness of note receivable              50,000             --
     Acceleration of stock option vesting       183,450             --
     Changes in operating assets and
       liabilities:
       Prepaid expenses and other            (1,133,505)       202,436
       Accounts payable and accrued
         expenses                             1,324,099        (13,864)
                                           ------------    -----------
Net cash used in operating activities        (8,860,102)    (3,634,687)

Investing activities:
Purchase of short-term investments          (76,080,499)    (4,200,000)
Sales and maturities of short-term
  investments                                10,998,274      1,092,025
Purchase of property and equipment           (1,981,823)      (332,395)
(Increase) decrease in deposits,
intangibles and other assets                    (34,079)        (9,523)
                                           ------------    -----------
Net cash used in investing activities       (67,098,127)    (3,449,893)

Financing activities:
Proceeds from issuance of preferred stock            --     10,895,740
Proceeds from issuance of common stock      111,183,708          1,540
Proceeds from payment of stockholders'
  notes receivable                               21,850             --
Proceeds from long-term borrowings            1,043,113      1,178,785
Repayment of long-term borrowings              (247,874)       (92,219)
                                           ------------    -----------
Net cash provided by financing activities   112,000,797     11,983,846
                                           ------------    -----------

Net increase in cash and cash equivalents 36,042,568 4,899,266 Cash and cash equivalents at beginning
  of period                                   7,411,902        365,152
                                           ------------    -----------
Cash and cash equivalents at end of
  period                                   $ 43,454,470    $ 5,264,418
                                           ------------    -----------
                                           ------------    -----------


                             SEE ACCOMPANYING NOTES.

                                 HEARTPORT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1996 or for any other interim period. The accompanying condensed financial statements should be read in conjunction with the unaudited financial statements for the three months ended March 31, 1996 and the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (No. 333-1906) filed with the Securities and Exchange Commission.

Note 2.  Available-for-Sale Securities

        At June 30, 1996 and December 31, 1995, all short-term investments were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        The following is a summary of the fair value of short-term investments:


                                      June 30,  December 31,
                                       1996         1995
                                    -----------  ----------
Obligations of U.S. federal
  government agencies               $14,422,425  $       --
Obligations of foreign
  governments                                --     998,274
U.S. and foreign corporate notes     37,891,049          --
Auction rate preferred               12,000,000   4,200,000
Corporate bonds                       7,043,000          --
Corporate commercial paper            3,928,525          --
Certificates of deposit               2,001,600          --
                                    -----------  ----------
                                    $77,286,599  $5,198,274
                                    -----------  ----------
                                    -----------  ----------

Amounts included in short-term
  investments                       $70,280,499  $5,198,274
Amounts included in cash and
  cash equivalents                    7,006,100          --
                                    -----------  ----------
                                    $77,286,599  $5,198,274
                                    -----------  ----------
                                    -----------  ----------

At June 30, 1996 and December 31, 1995, the cost of securities approximated fair value, and the amount of unrealized gains or losses was not significant. There were no realized gains or losses for the six month periods ending June 30, 1996 or 1995. Securities mature through July 1998.

Note 3.  Stockholders' Equity

The Company sold 5,750,000 shares of common stock at $21.00 per share through an initial public offering in April 1996. Net proceeds (after underwriters' commissions and fees along with other costs associated with the offering) totaled approximately $111,157,000.

Note 4.  Net Loss Per Share

Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's April 1996 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

Pro forma net loss per share for the three and six months ended June 30, 1996 and 1995 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering from the original date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially due to factors that include, but are not limited to, the risks discussed in "Risk Factors That May Affect Future Results" as well as those discussed in the following overview section, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (No. 333-1906).

OVERVIEW

        Since its inception in May 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. The Company's systems for minimally invasive cardiac surgery consist of a common platform, the endovascular cardiopulmonary bypass ("endoCPB") system, and procedure-specific application systems comprising proprietary reusable and disposable devices and visualization systems. Using the Company's endoCPB platform and application systems, the surgeon is able to place the patient on cardiopulmonary bypass, stop and protect the patient's heart, and operate on the heart via a series of small ports between the patient's ribs. The Company has developed systems for Port-Access coronary artery bypass graft ("CABG") and Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR") procedures. The Company believes that its endoCPB platform and procedure-specific Port-Access application systems can be applied to a broad range of cardiac diseases, while offering the safety and efficacy of conventional cardiac surgery.

        To date, the Company has generated no revenues from the sale of products, and it has been unprofitable since inception. For the period from incorporation to June 30, 1996, the Company has incurred cumulative net losses of approximately $26.2 million. The Company expects its expenses in all categories to continue to increase significantly and expects to continue to incur substantial and increasing losses.

        The Company has hired a significant number of employees to conduct and support its research and development activities. At December 31, 1995, and June 30, 1996, the Company had 73 and 148 employees, respectively. The Company anticipates that its workforce will continue to grow rapidly to support product development, clinical trials, commercialization, and initial sales and marketing of its products.

        The research and development, manufacture, sale, and distribution of the endoCPB, Port-Access CABG, Port-Access MVR, and other Port-Access systems are subject to numerous regulations imposed by governmental authorities, principally the Food and Drug Administration (the "FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive, and uncertain. Prior to commercial sale in the United States, most medical devices, including the Company's endoCPB, Port-Access CABG, and Port-Access MVR systems, must be approved or cleared by the FDA. Securing FDA approvals and clearances will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. Many foreign governments and the European Union also have review processes for medical devices.

        There can be no assurance that the Company's research and development efforts will be successfully completed, and there can be no assurance that the endoCPB, Port-Access CABG, and Port-Access MVR systems will prove to be safe and effective. There can be no assurance that the Company's products will be cleared or approved for marketing by the FDA or any foreign government agency or that the endoCPB, Port-Access CABG, or Port-Access MVR systems or any other product developed by the Company will be successfully introduced or achieve market acceptance. There can be no assurance that the Company will ever achieve significant revenues from sales of the endoCPB, Port-Access CABG, or Port-Access MVR systems or any other potential products, or will ever achieve profitability.

RESULTS OF OPERATIONS

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, physician training, and regulatory submissions, costs incurred in producing products for research and development activities and clinical trials, and expenses associated with building the Company's infrastructure, including prosecuting United States and foreign patent applications relating to the Company's technology. Research and development expenses increased to $4.8 million in the second quarter of 1996 from $2.0 million in the second quarter of 1995, and increased to $8.2 million for the first six months of 1996 from $3.5 million during the corresponding period of 1995. The increase in spending in both periods was primarily attributable to the hiring of additional personnel required to support expanded clinical trials, physician training, and product development activities, and to the cost of producing products for clinical trials, physician training, and research and development activities. The Company anticipates that it will continue to devote substantial resources to research and development and that research and development expenses will continue to increase substantially.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs for both administrative and sales and marketing personnel, as well as legal, accounting and other professional fees. General and administrative expenses increased to $1.7 million in the second quarter of 1996 from $365,000 in the second quarter of 1995, and increased to $2.5 million for the first six months of 1996 from $564,000 for the corresponding period of 1995. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and to prepare for commercialization of certain products. The Company believes that its general and administrative expenses will continue to increase as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of increases in expenses associated with being a public company. In this regard, the Company has leased an additional 25,000 square feet of office space adjacent to its present facilities and plans to occupy this new facility in the Fall of 1996. In addition, the Company expects that its expenditures will increase substantially as the Company builds its sales force and marketing staff in connection with commercialization of its products.

        INTEREST INCOME. Interest income primarily represents interest earned by the Company on its cash and short-term investments. Interest income increased to $1.0 million in the second quarter of 1996 and $1.2 million for the first six months of 1996 from $126,000 in the second quarter of 1995 and $143,000 for the first six months of 1995. The increases in each period were primarily due to the Company's higher average investment balances resulting from cash received in the Company's initial public offering.

        INTEREST EXPENSE. Interest expense represents interest expense on long-term debt. Interest expense increased to $118,000 in the second quarter of 1996 and $224,000 for the first six months of 1996 from $27,000 in the second quarter of 1995 and $35,000 for the first six months of 1995. The increases in each period were due to additional borrowings under the Company's equipment financing agreement.

        INCOME TAXES. The Company has not generated any net income to date and therefore has not paid any federal income taxes since its inception. The provision for income taxes consists solely of state minimum taxes.

Realization of deferred tax assets is dependent on future earnings, if any, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred tax assets of the Company to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through early 1996, the Company funded its operations and investments in property and equipment through the private sale of preferred stock, totaling approximately $25.1 million, a long-term loan from St. Jude Medical of $3.0 million, and borrowings under an equipment financing agreement. On April 25, 1996, the Company completed an initial public offering, selling 5,750,000 shares of Common Stock and raising net proceeds of $111.2 million.

        During the six month periods ended June 30, 1996 and June 30, 1995, net cash used in operating activities was $8.9 million and $3.6 million, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. Net cash used in investing activities was $67.1 million and $3.4 million for the first six months of 1996 and 1995, respectively. The net cash used in investing activities was primarily attributable to the purchase of short-term investments and the purchase of property and equipment. Net cash provided by financing activities was $112.0 million and $12.0 million during the six month periods ended June 30, 1996 and June 30, 1995, respectively. The net cash provided by financing activities in 1996 was primarily attributable to proceeds from the Company's initial public offering, while the net cash provided in 1995 was primarily attributable to the sale of preferred stock and proceeds from long-term borrowings.

        The Company expects to continue to incur substantial expenses in support of additional research and development activities, clinical trials, physician training, manufacturing expansion, building a sales and marketing organization, and ongoing administrative activities. The Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its cash needs for at least the next 18 months. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks could affect the Company's actual future results and could cause them to differ materially from any forward-looking statements made by the Company. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (No. 333-1906).

        NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION. The Company's individual devices are subject to regulatory clearances or approvals by the FDA. Based upon discussions with the FDA, the Company believes that its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive pre-market approval ("PMA") submission. Although the Company has recently received 510(k) clearance from the FDA for key components of its Port-Access technology, additional clearances are required before the Port-Access CABG system and Port-Access MVR system will be ready for full scale market launch, and there can be no assurances that these clearances will be received. Based upon discussions with the FDA, the Company believes that in order to label its endoCPB and Port-Access systems for minimally invasive use, the Company must obtain regulatory approval or clearance for such labeling. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. There can be no assurance whether or when the Company will successfully complete clinical trials of any of its systems or obtain regulatory clearance or approval from the FDA to market, sell, and train physicians to use its devices and systems. The Company's business, financial condition, and results of operation are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearance or approval, or to obtain such clearance or approval on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

        Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, if the FDA were to require a PMA submission for the Company's products, the Company would be required to obtain FDA approval to export such devices and systems to international markets prior to their approval by the FDA for commercialization in the United States. In Europe, the Company must obtain certifications necessary to enable the "CE" mark to be affixed to its systems, which will allow the Company to market the systems throughout Europe. Although the Company is seeking regulatory approval to begin marketing of its systems in Europe by early 1997, there can be no assurance that such approval will be received on a timely basis, or at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

        In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently considering major revisions to its GMP regulations. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations.

        NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that the Company's endoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payors, even if necessary regulatory and reimbursement clearances and approvals are obtained. The Company believes that physicians' acceptance and healthcare payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data and other factors, that Port-Access procedures are an attractive alternative to traditional treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest CABG surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access CABG can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

        RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE. Clinical trials of the Company's endoCPB, Port-Access CABG systems, and Port-Access MVR systems conducted to date have shown that, as with any novel surgical procedure, there is a learning process involved for surgeons and other members of the cardiac surgery team to become proficient. Broad use of the Company's systems will require training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. In addition, the Company has not yet conducted any multi-vessel Port-Access CABG procedures.

        FLUCTUATIONS IN OPERATING RESULTS. Results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: timing and results of clinical trials; delays associated with the FDA and other regulatory approval processes; health care reform and reimbursement policies; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, and market its initial and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales. In addition, the Company intends to develop both a domestic and an international direct sales force. The timing of such development and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

        Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the Company has not yet received all clearances or approvals that may be required from the FDA for its Port-Access systems, the market for minimally invasive cardiac surgery systems is rapidly evolving, and the inherent risks associated with new medical device technology. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to achieve additional regulatory approvals and to begin to generate and increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including the Ethicon Endosurgery division of Johnson & Johnson, United States Surgical Corporation, Medtronic, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be started to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology. In addition, some of these companies may be able to market their products sooner than the Company if they are able to achieve regulatory approval or clearance earlier than the Company.

        Cardiovascular diseases that can be treated with the Company's Port-Access systems can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's Port-Access systems will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations. Any product developed by the Company that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations.

        UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of August 9, 1996, the Company owns 18 issued or allowed United States patents, and owns an exclusive field of use license on one issued United States patent and on one issued foreign patent. In addition, as of August 9, 1996, the Company has 83 pending United States patent applications and has filed 23 patent applications that are currently pending in Europe, Japan,

Australia, and Canada. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

        The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

        Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. The Company is aware of patents issued to third parties that contain subject matter related to the Company's technology. Based, in part, on advice of its patent counsel, the Company believes that the technologies employed by the Company in its devices and systems do not infringe the claims of any such patents. There can be no assurance, however, that third parties will not seek to assert that the Company's devices and systems infringe their patents or seek to expand their patent claims to cover aspects of the Company's technology.

        The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others.

        LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing and clinical trials. The manufacture of the Company's products is a complex operation, involving a number of separate processes and components. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. The Company does not have experience in manufacturing its products in commercial quantities that might be required if the Company receives all necessary regulatory approvals for its Port-Access systems. The Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA GMP requirements can be met, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations.

        The Company uses or relies on certain components and services used in its devices that are provided by sole source suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations.

        The Company expects to manufacture its products based on forecasted product orders, and intends to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in the Company's products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

        NEED TO MANAGE A CHANGING BUSINESS. In order to compete effectively against current and future competitors, prepare additional products for clinical trials, and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating, and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures, and controls, and to expand, train, motivate, and manage its work force. The Company is currently in the process of implementing an integrated financial, manufacturing, and inventory information system. Implementing such a system can be time-consuming and expensive and requires significant management resources. There can be no assurance that such system will be implemented on a timely basis. Although the Company has recently hired several new members of management, all of the foregoing demands will require additional management personnel as well. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations.

         RELIANCE ON STRATEGIC RELATIONSHIPS. The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products and procedures. The Company's future success may depend, in part, on its relationships with third parties, including, for example, the Company's relationship with St. Jude Medical, Inc., their strategic interest in the potential products or procedures under development and, eventually, their success in marketing such product or procedure or willingness to purchase any such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationship will be successful.

        RISK OF PRODUCT LIABILITY. The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death and there can be no assurance that the Company will not experience any material product liability losses in the future. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. The Company maintains insurance against product liability claims in the amount of $5,000,000 per occurrence and $5,000,000 in the aggregate, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for liabilities actually incurred. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on the Company's business, financial condition, and results of operations.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On April 10, 1996 (prior to the Company's initial public offering), stockholders of the Company holding approximately 72% of the then outstanding voting stock of the Company, approved the following matters by written consent:

          (i) a split of the Company's outstanding capital stock so that each share of Preferred Stock and Common Stock would be exchanged for 1.6 shares of Preferred Stock and Common Stock, respectively (the "Stock Split");

          (ii) an amendment and restatement of the Certificate of Incorporation of the Company filed in connection with the closing of the Company's initial public offering to, among other things, increase the authorized number of shares of capital stock of the Company, eliminate the right of stockholders to take actions by written consent, and divide the members of the Company's Board of Directors into three separate classes and provide that the member or members of each such class serve staggered three-year terms;

          (iii) effective upon the closing of the initial public offering, an amendment and restatement of the Company's Bylaws to, among other things, require the affirmative vote of 75% of the Company's voting stock to amend the bylaws and to eliminate the right of stockholders to call special meetings;

          (iv)   the 1996 Stock Option Plan and Employee Stock Purchase Plan;
and

           (v) form of indemnification agreements for the officers and directors of the Company.


ITEM 5.   OTHER INFORMATION.

          On July 29, 1996, the Company acquired a United States patent and related rights from Endosurgical Development Corporation for consideration consisting of shares of Heartport Common Stock and cash.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof and are incorporated by reference.

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1996                 HEARTPORT, INC.




                                       By:  /s/ David B. Singer
                                          ----------------------------------
                                          David B. Singer
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                               HEARTPORT, INC.


                                 FORM 10-Q

                               EXHIBIT INDEX


Exhibit
Number    Exhibit Description                               Page
- -------   -------------------                               ----
10.1      Real Property Sublease between the
          Registrant and Next Software, Inc.
          dated May 1, 1996..............................

11.1      Computation of per share losses................

27.1      Financial Data Schedule........................