Form 10-Q
period 1996-09-30
HEARTPORT INC
filed 1996-11-13
CIK 1009871

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 -------------

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     As of September 30, 1996 there were 24,323,347 shares of the Registrant's Common Stock outstanding.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 HEARTPORT, INC.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                               PAGE
                                                                                             ----
Item 1.  Financial Statements

     Condensed Balance Sheets at September 30, 1996 and December 31, 1995...................   3

     Condensed Statements of Operations for the three and nine months
     ended September 30, 1996 and September 30, 1995........................................   4

     Condensed Statements of Cash Flows for the nine months ended
     September 30, 1996 and September 30, 1995..............................................   5

     Notes to Condensed Financial Statements................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................................   8


PART II. OTHER INFORMATION

Item 5.  Other Information..................................................................  18

Item 6.  Exhibits and Reports on Form 8-K...................................................  18

SIGNATURES..................................................................................  19






-------------------------------------------------------------------------
Heartport, Port-Access, and endoCPB are trademarks of the Company.

PART I.   FINANCIAL
INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

HEARTPORT, INC.
(a development stage company)

CONDENSED BALANCE SHEETS


                                                            September 30,        December 31,
                                                               1996                1995 (1)
                                                           --------------      ---------------
                                                            (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                   $14,256,619          $7,411,902
 Short-term investments                                       88,777,779           5,198,274
 Prepaid expenses and other                                    2,206,637              81,665
                                                           --------------      -------------
Total current assets                                         105,241,035          12,691,841

Property and equipment, net                                    4,875,160           1,367,726

Deposits, intangibles and other assets, net                      205,193             206,926
                                                           --------------      -------------
Total assets                                                $110,321,388         $14,266,493
                                                           --------------      -------------
                                                           --------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                             $1,999,801            $618,014
 Accrued expenses                                              1,026,812             273,548
 Accrued compensation and related benefits                     1,182,716             172,750
 Current portion of long-term debt                               661,072             393,542
                                                           --------------      -------------
Total current liabilities                                      4,870,401           1,457,854

Noncurrent liabilities:
 Long-term debt, less current portion                          3,785,769           3,912,758
 Other long-term liabilities                                     327,907             121,312
 Deferred revenue                                                500,000                  --
                                                           --------------      -------------
Total long-term liabilities                                    4,613,676           4,034,070

Stockholders' equity:
 Convertible preferred stock                                          --               9,237
 Common stock, $0.001 par value                                   24,324               9,084
 Additional paid-in capital                                  141,477,880          26,394,926
 Notes receivable from stockholders                             (984,100)         (1,093,000)
 Deficit accumulated during the development stage            (39,680,793)        (16,545,678)
                                                           ---------------     --------------




Total stockholders' equity                                   100,837,311           8,774,569
                                                           --------------      -------------
Total liabilities and stockholders' equity                  $110,321,388         $14,266,493
                                                           --------------      -------------
                                                           --------------      -------------

(1)  DERIVED FROM THE AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1995.

                                HEARTPORT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                    Period From
                                           Three Months Ended             Nine Months Ended         May 17, 1991
                                              September 30,                  September 30,        (Inception) to
                                       ---------------------------    -------------------------    September 30,
                                           1996            1995           1996           1995          1996
                                       ------------    ------------   ------------   -----------   ------------
Costs and expenses:
  Research and development             $  6,312,494    $ 2,200,528    $ 14,500,732   $ 5,705,212   $ 29,106,243
  General and administrative              3,273,186        300,344       5,723,707       864,222      8,260,850
  Patent acquisition                      5,215,708             --       5,215,708            --      5,215,708
                                       ------------    -----------    ------------   -----------   -------------
Loss from operations                     14,801,388      2,500,872      25,440,147     6,569,434     42,582,801

Interest income                           1,485,611        174,403       2,649,339       317,056      3,435,653
Interest expense                           (120,104)       (47,459)       (344,307)      (82,084)      (533,645)
                                       ------------    -----------    ------------   -----------   -------------
Net loss                               $(13,435,881)   $(2,373,928)   $(23,135,115)  $(6,334,462)  $(39,680,793)
                                       ------------    -----------    ------------   -----------   -------------
                                       ------------    -----------    ------------   -----------   -------------
Pro forma net loss per share           $      (0.55)   $     (0.12)   $      (1.04)  $     (0.32)
                                       ------------    -----------    ------------   -----------
                                       ------------    -----------    ------------   -----------
Shares used in calculation of pro
 forma net loss per share                24,252,000     19,783,000      22,239,000    19,783,000
                                       ------------    -----------    ------------   -----------
                                       ------------    -----------    ------------   -----------

                            SEE ACCOMPANYING NOTES.

                                            HEARTPORT, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                   CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                    Nine Months Ended
                                                                      September 30,
                                                            ----------------------------------
                                                                 1996                1995
                                                            --------------       -------------
Operating activities:
Net loss                                                    $ (23,135,115)       $ (6,334,462)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
  Depreciation and amortization                                   608,212             225,517
  Foregiveness of note receivable                                  50,000                  --
  Acceleration of stock option vesting                            183,450                  --
  Issuance of common stock for patents                          4,173,568                  --
  Changes in operating assets and
   liabilities:
   Prepaid expenses and other                                  (2,124,972)            201,991
   Accounts payable and accrued expenses                        3,351,613             257,306
                                                            -------------        ------------
Net cash used in operating activities                         (16,893,244)         (5,649,648)

Investing activities:
Purchase of short-term investments                           (111,579,505)         (4,200,000)
Sales and maturities of short-term investments                 28,000,000           1,092,025
Purchase of property and equipment                             (4,096,665)           (514,359)
Increase in deposits, intangibles  and other assets               (67,249)            (70,017)
                                                            -------------        ------------
Net cash used in investing activities                         (87,743,419)         (3,692,351)

Financing activities:
Proceeds from issuance of preferred stock                              --          15,433,348
Proceeds from issuance of common stock                        110,800,989             154,160
Proceeds from payment of stockholders' notes
 receivable                                                        39,850                  --
Proceeds from long-term borrowings                              1,043,113           4,347,615
Repayment of long-term borrowings                                (402,572)           (171,592)
                                                            -------------        ------------
Net cash provided by financing activities                     111,481,380          19,763,531
                                                            -------------        ------------

Net increase in cash and cash equivalents                       6,844,717          10,421,532
Cash and cash equivalents at beginning of period                7,411,902             365,152
                                                            -------------        ------------
Cash and cash equivalents at end of period                  $  14,256,619        $ 10,786,684
                                                            -------------        ------------
                                                            -------------        ------------


                                          SEE ACCOMPANYING NOTES

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

Note 2.  Available-for-Sale Securities

     At September 30, 1996 and December 31, 1995, all short-term investments were designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The following is a summary of the fair value of short-term investments:

                                      September 30,       December 31,
                                          1996               1995
                                       -----------        ----------
Obligations of U.S. federal
  government agencies                  $20,430,653         $      --
Obligations of foreign
  governments                                   --           998,274
U.S. and foreign corporate notes        43,194,094                --
Auction rate preferred                  14,000,000         4,200,000
Corporate bonds                          9,167,841                --
Corporate commercial paper               1,985,191                --
                                       -----------        ----------
                                       $88,777,779        $5,198,274
                                       -----------        ----------
                                       -----------        ----------

At September 30, 1996 and December 31, 1995, the cost of securities approximated fair value, and the amount of unrealized gains or losses was not significant. There were no realized gains or losses for the nine month periods ended September 30, 1996 or 1995. Securities mature through July 1998.

Note 3.  Patent Acquisition

In July 1996 the Company acquired a United States patent and related rights from Endosurgical Development Corporation for consideration consisting of shares of Common Stock and cash. All costs associated with this acquisition have been recorded as an expense in the accompanying financial statements.

Note 4.  Net Loss Per Share

Historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's April 1996 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

Pro forma net loss per share for the three and nine months ended September 30, 1996 and 1995 has been computed as described above and also includes the effect of the convertible preferred shares from their respective dates of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from any such forward-looking statements due to factors that include, but are not limited to, the risks discussed in "Risk Factors That May Affect Future Results" as well as those discussed in the following overview section, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (No. 333-1906).

OVERVIEW

     Since its inception in May 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. The Company's systems for minimally invasive cardiac surgery consist of a common platform, the endovascular cardiopulmonary bypass ("endoCPB") system, and procedure-specific application systems comprising proprietary reusable and disposable devices. Using the Company's endoCPB platform and application systems, a surgeon is able to place the patient on cardiopulmonary bypass, stop and protect the patient's heart, and operate on the heart via a series of small ports between the patient's ribs. The Company has developed systems for Port-Access coronary artery bypass graft ("CABG") and Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR") procedures. The Company believes that its endoCPB platform and procedure-specific Port-Access application systems can be applied to a broad range of cardiac diseases, while offering the safety and efficacy of conventional cardiac surgery.

     To date, the Company has generated no revenues from the sale of products, and it has been unprofitable since inception. For the period from incorporation to September 30, 1996, the Company has incurred cumulative net losses of approximately $39.7 million. The Company expects that its expenses in all categories will continue to increase significantly and expects to continue to incur substantial and increasing losses.

     The Company has hired a significant number of employees to conduct and support its research and development activities. At December 31, 1995, and September 30, 1996, the Company had 73 and 190 employees, respectively. The Company anticipates that its workforce will continue to grow rapidly to support product development, clinical trials, manufacturing scale-up, commercialization, and initial sales and marketing of its products.

     The research and development, manufacture, sale, and distribution of the endoCPB, Port-Access CABG, Port-Access MVR, and other Port-Access systems are subject to numerous regulations imposed by governmental authorities, principally the U.S. Food and Drug Administration (the "FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive, and uncertain. Prior to commercial sale in the United States, most medical devices must be approved or cleared by the FDA. The Company recently received clearance from the FDA to market the endoCPB system in the United States. In addition, the Company recently received pre-market notification exemptions from the FDA, clearing its core reusable and disposable surgical devices to be labeled and used for minimally-invasive cardiovascular surgery. Securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the Company will receive FDA clearance or approval on any such additional devices or products. Many foreign governments and the European Union also have extensive review processes for medical devices.

     There can be no assurance that the Company's research and development efforts will be successfully completed, and there can be no assurance that the endoCPB, Port-Access CABG, and Port-Access MVR systems will prove to be safe and effective. There can be no assurance that the Company's current products will be cleared or approved for marketing by any foreign government agency or that the endoCPB, Port-Access CABG, or Port-Access MVR systems or any other product developed by the Company will be successfully introduced or achieve market acceptance. There can be no assurance that the Company will ever achieve significant revenues from sales of the endoCPB, Port-Access CABG, or Port-Access MVR systems or any other potential products, or will ever achieve profitability.

RESULTS OF OPERATIONS

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, physician training, and regulatory submissions, costs incurred in producing products for research and development activities, physician training, and clinical trials, expenses associated with building the Company's infrastructure, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. Research and development expenses increased to $6.3 million in the third quarter of 1996 from $2.2 million in the second quarter of 1995, and increased to $14.5 million for the first nine months of 1996 from $5.7 million during the corresponding period of 1995. The increase in spending in both periods was primarily attributable to the hiring of additional personnel required to support expanded clinical trials, physician training, and product development activities, and to the cost of producing products for clinical trials, physician training, and research and development activities. The Company anticipates that it will continue to devote substantial resources to research and development and that research and development expenses will continue to increase substantially.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of costs for administrative, sales and marketing personnel, as well as legal, accounting and other professional fees. General and administrative expenses increased to $3.3 million in the third quarter of 1996 from $300,000 in the third quarter of 1995, and increased to $5.7 million for the first nine months of 1996 from $864,000 for the corresponding period of 1995. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and to prepare for commercialization of certain products. The Company believes that its general and administrative expenses will continue to increase as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of increases in expenses associated with being a public company. In addition, the Company expects that its expenditures will increase substantially as the Company builds its sales force and marketing staff in connection with commercialization of its products.

     PATENT ACQUISITION EXPENSES. Patent acquisition expenses consist of the cost to acquire a United States patent and related rights from Endosurgical Development Corporation in July 1996 for consideration consisting of shares of Common Stock and cash.

     INTEREST INCOME. Interest income primarily represents interest earned by the Company on its cash and short-term investments. Interest income increased to $1.5 million in the third quarter of 1996 and $2.6 million for the first nine months of 1996 from $174,000 in the third quarter of 1995 and $317,000 for the first nine months of 1995. The increases in each period were primarily due to the Company's higher average investment balances resulting from cash received in the Company's initial public offering.

     INTEREST EXPENSE. Interest expense represents interest expense on long-term debt. Interest expense increased to $120,000 in the third quarter of 1996 and $344,000 for the first nine months of 1996 from $47,000 in the third quarter of 1995 and $82,000 for the first nine months of 1995. The increases in each period were due to additional long-term borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

     From inception through early 1996, the Company funded its operations and investments in property and equipment through the private sale of preferred stock, totaling approximately $25.1 million, a long-term loan from St. Jude Medical, Inc. of $3.0 million, and borrowings under an equipment financing agreement. On April 25, 1996, the Company completed an initial public offering, selling 5,750,000 shares of Common Stock and raising net proceeds of $110.8 million.

     During the nine month periods ended September 30, 1996 and September 30, 1995, net cash used in operating activities was $16.9 million and $5.6 million, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. Net cash used in investing activities was $87.7 million and $3.7 million for the first nine months of 1996 and 1995, respectively. The net cash used in investing activities was primarily attributable to the purchase of short-term investments and the purchase of property and equipment. Net cash provided by financing activities was $111.5 million and $19.8 million during the nine month periods ended September 30, 1996 and September 30, 1995, respectively. The net cash provided by financing activities in 1996 was primarily attributable to proceeds from the Company's initial public offering, while the net cash provided in 1995 was primarily attributable to the sale of preferred stock and proceeds from long-term borrowings.

     The Company expects to continue to incur substantial expenses in support of additional research and development activities, clinical trials, physician training, manufacturing expansion, building a sales and marketing organization, full-scale market launch of its Port-Access CABG and Port-Access MVR systems in 1997, and ongoing administrative activities. The Company believes that its existing cash, cash equivalents, and short-term investments will be adequate to meet its cash needs at least through 1997. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company.

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

     NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION. The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that certain of its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive pre-market approval ("PMA") submission. Although the Company has recently received clearance from the FDA to market the endoCPB system in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearance or approval, or to obtain such clearance or approval on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, if the FDA were to require a PMA submission for the Company's products, the Company would be required to obtain FDA approval to export such devices and systems to international markets prior to their approval by the FDA for commercialization in the United States. In Europe, the Company must obtain certifications necessary to enable the "CE" mark to be affixed to its systems, which will allow the Company to market the systems throughout Europe. Although the Company is seeking regulatory approval to begin marketing its systems in Europe by early 1997, there can be no assurance that such approval will be received on a timely basis, or at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

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

     NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that the Company's endoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payers, even if necessary regulatory and reimbursement clearances and approvals are obtained. The Company believes that physicians' acceptance and healthcare payers' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data and other factors, that Port-Access procedures are an attractive alternative to traditional treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest CABG surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access CABG can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the market for minimally invasive cardiac surgery systems is rapidly evolving, and due to the inherent risks associated with new medical device technology. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to achieve additional regulatory approvals and to begin to generate and increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

     SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including the Ethicon Endosurgery division of Johnson & Johnson, United States Surgical Corporation, Medtronic, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be started to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology. In addition, some of these companies may be able to market their products sooner than the Company.

     Cardiovascular diseases that can be treated with the Company's Port-Access systems can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's Port-Access systems will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations. Any product developed by the Company that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations.

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of November 11, 1996, the Company owns 21 issued or allowed United States patents, and owns an exclusive field of use license on one issued United States patent and on one issued foreign patent. In addition, as of November 11, 1996, the Company has 88 pending United States patent applications and has filed 25 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by the Company, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others.

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing and clinical trials. The manufacture of the Company's products is a complex operation, involving a number of separate processes and components. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. The Company does not have experience in manufacturing its products in commercial quantities. The Company believes that substantial cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA GMP requirements can be met, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations.

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

    (b)   Reports on Form 8-K

          No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1996                 HEARTPORT, INC.




                                       By:  /s/ David B. Singer
                                          ----------------------------------
                                          David B. Singer
                                          Senior Vice President, Finance and
                                          Chief Financial Officer

                               HEARTPORT, INC.


                                 FORM 10-Q

                               EXHIBIT INDEX


Exhibit
Number         Exhibit Description                                Page
------         -------------------                                ----

11.1      Computation of per share losses..........................21

27.1      Financial Data Schedule..................................22