Form 10-K
period 1996-12-31
HEARTPORT INC
filed 1997-03-28
CIK 1009871

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                -------------

                                  FORM 10-K
                                -------------

(Mark One)
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996
                                      OR
[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                        Commission file number 0-28266

                               HEARTPORT, INC.
              (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                94-3222307
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)             Identification Number)

                   200 CHESAPEAKE DRIVE, REDWOOD CITY, CA  94063
                 Address of Principal Executive Offices) (Zip Code)

                                -------------

                                (415) 306-7900
                Registrant's Telephone Number, Including Area Code

                                -------------

      Securities registered pursuant to Section 12(b) of the Act:NONE

      Securities registered pursuant to Section 12(g) of the Act:COMMON STOCK

                                                               (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    ----     ----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997: approximately $324 million (based on the last reported sale price of $27.25 per share on March 14, 1997 on the Nasdaq National Market).

      The number of shares of Common Stock outstanding as of March 14, 1997 was 24,567,738.

                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                             FORM 10-K REFERENCE
                --------                             -------------------
Proxy Statement for Registrant's Annual Meeting      Part III, Items 11-13
to be held on May 28, 1997

===============================================================================

                              TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
Part I
     Item 1.   Business...............................................     1
     Item 2.   Properties.............................................    24
     Item 3.   Legal Proceedings......................................    24

Part II
     Item 4.   Submission of Matters to a Vote of Security Holders....    24
     Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters..................................    25
     Item 6.   Selected Financial Data................................    26
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................    27
     Item 8.   Financial Statements and Supplementary Data............   F-1

Part III
     Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.................. III-1
     Item 10.  Directors and Executive Officers of the Registrant..... III-1
     Item 11.  Executive Compensation................................. III-3
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management........................................... III-3
     Item 13.  Certain Relationships and Related Transactions......... III-4

Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..........................................  IV-1

PART I

ITEM 1.BUSINESS.

      The discussion in this Item and elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

INTRODUCTION

      Heartport, Inc. ("Heartport" or the "Company") has developed and is marketing proprietary systems and novel procedures that are designed to enable cardiac surgeons to perform a wide range of heart surgeries in a minimally invasive manner through small incisions, or "ports," without the need to crack open the chest as required in conventional heart surgery. Although fundamentally changing the means of providing access to the heart, the Company's Port-Access-TM- surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes that its systems and procedures have the potential to offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. As of March 21, 1997, to the Company's knowledge, the Company's systems have been used to complete 211 Port-Access coronary artery bypass graft ("CABG") procedures (143 single vessel, 46 double vessel, 19 triple vessel and 3 quadruple vessel) and 176 Port-Access mitral valve procedures (79 repairs and 97 replacements). The Company believes that its Port-Access systems and procedures will have a significant impact on the field of heart surgery in the same way that minimally invasive surgical procedures such as laparoscopy impacted general surgery and arthroscopy impacted orthopedic surgery.

      The Company markets its Port-Access systems with a direct sales force in the United States and Europe. Once a purchase order from a hospital or medical center is received, the Company trains the surgical team in Port-Access systems and procedures. As of March 21, 1997, 70 teams have completed Port-Access training and 43 have initiated human cases. The
Company has a 50,000 sq. ft. cardiovascular research and training facility in Salt Lake City, Utah for training U.S. surgical teams. European surgical teams are trained at a contract facility near Uppsala, Sweden.

BACKGROUND

      Cardiovascular disease is the leading cause of death in the United States and many other developed countries. Two of the principal types of cardiovascular disease are coronary artery disease ("CAD") and valvular heart disease ("VHD"). In CAD, one or more coronary arteries are narrowed, resulting in the risk of insufficient blood flow to the heart muscle. In VHD, one or more heart valves are dysfunctional, resulting in suboptimal pumping of blood. Conventional open-chest heart surgery (commonly referred to as "open-heart" surgery) is one of the leading methods of treating CAD, VHD, and other types of cardiovascular disease.

      Heart surgery is widely regarded as one of the most important medical advances of the twentieth century. This field of surgery was made possible during the 1950s by the development of technology that enabled physicians to perform cardiopulmonary bypass ("CPB") and stop the heart during surgery. CPB protects the patient by taking over the function of the heart in circulating oxygenated blood throughout the patient's organs and tissues, thereby permitting the heart to be safely stopped. The procedure of placing the patient on CPB and stopping the heart is the standard of care in heart surgery because it offers several critical advantages. First, stopping the heart allows the surgeon to achieve a high degree of surgical accuracy and precision, which is directly related to the length and quality of the patient's life following surgery. Second, stopping the heart protects the heart muscle during surgery. The stopped heart requires virtually no blood flow, whereas the beating heart requires a constant supply of oxygenated blood and will sustain damage if that supply is interrupted. Third, the majority of cardiac surgery procedures are extremely difficult to perform if the heart is not stopped. For example, in most multi-vessel coronary artery bypass surgeries, the heart must be turned and manipulated to access the three major vascular beds of the heart and to operate upon the various coronary arteries, a nearly impossible task while the heart is beating. In valve repair and replacement, the heart itself must be opened to repair or replace the diseased valve since the valves are located inside the heart. Opening a beating heart poses a high risk of death. Thus, placing the patient on CPB and stopping the heart is necessary to enable surgeons to safely and accurately perform the full range of surgical procedures anywhere on the surface or the interior of the heart.

      Since heart surgery was pioneered in the mid-1950s, remarkable advances have occurred in the surgical treatment of cardiovascular disease. CAD is most effectively treated by CABG procedures, in which an artery or vein is used to bypass the narrowing in a coronary artery and restore blood flow downstream of the narrowing. The treatment for VHD involves either repairing the diseased heart valve, most commonly with the implantation of a prosthetic annuloplasty ring, or replacing it with a prosthetic mechanical or tissue valve. Until the introduction of Heartport's technology, CABG and valve repair and replacement procedures were virtually always performed in a highly invasive surgery in which the patient's chest is opened widely to gain access to the heart, the patient is placed on CPB, and the patient's heart is stopped. Worldwide, approximately 800,000 CABG and valve procedures are performed each year in this manner. The Company estimates that over 15 million open-chest heart surgeries of this type have been performed since the advent of heart surgery in the 1950s.

      Although highly efficacious, open-chest heart surgery is extremely traumatic and painful, typically requires a lengthy period of convalescence, and is expensive. The heart sits in the middle of the chest, protected by skeletal armor consisting of the sternum or "breast bone," the rib cage, and the spine. In conventional heart surgery, the heart is accessed by means of a sternotomy, whereby a surgeon makes a 12- to 18-inch incision in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor. The procedure is highly traumatic, resulting in a lengthy and painful recovery period. In 1995, open-chest heart surgery patients in the United States remained in the hospital for an average of ten days and required a significant period of convalescence following discharge. Conventional cardiac surgery is also expensive, and in-patient costs on average for a CABG procedure are approximately $40,000 per patient and for a valve procedure are approximately $50,000 per patient. In addition, substantial costs are incurred during convalescence. With approximately 400,000 open-chest heart surgeries performed in the United States each year, the total cost to the U.S. healthcare system is substantial.

      The development and widespread adoption of minimally invasive surgical approaches have revolutionized many surgical fields, including general surgery, orthopedics, gynecology, urology, and neurosurgery. Notable examples include laparoscopic procedures in the field of general surgery and arthroscopic procedures in the field of orthopedic surgery. Such procedures are designed to be as efficacious as conventional surgery, but with substantially reduced trauma, thereby decreasing complications, reducing pain and suffering, speeding recovery, and decreasing costs associated with many aspects of patient care. This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique. A minimally invasive approach is most advantageous in cases in which significant trauma results from gaining surgical access to an affected organ or site. Cardiac surgery represents a particularly significant opportunity for a minimally invasive approach due to the extreme trauma associated with opening the chest. Heartport has demonstrated that its Port-Access minimally invasive surgical approach has the potential to significantly reduce complications, pain and suffering, convalescence, and expense, while maintaining the high efficacy of conventional open-chest surgery.

      Less-invasive alternatives to conventional heart surgery began to emerge in the early 1980s. For example, percutaneous transluminal coronary angioplasty ("PTCA"), or balloon angioplasty, was developed as an alternative to CABG surgery. In a PTCA procedure, the cardiologist inserts a small balloon catheter into the narrowed coronary artery and inflates the balloon to expand the narrowed section, thereby increasing the internal diameter of the vessel to increase blood flow. A PTCA procedure is less traumatic, requires less time in the hospital, and involves a shorter recuperation period than a conventional open-chest CABG procedure. As a result, a PTCA procedure in the United States is less expensive on a per-procedure basis, with costs of approximately $16,000 in 1994. In 1995, 460,000 PTCA procedures were performed in the United States, and an additional 275,000 such procedures were performed elsewhere in the world.

      Although PTCA is less invasive than conventional CABG, a major drawback of PTCA is the high rate of restenosis, or renarrowing of the blood vessel at the treatment site. Restenosis within six months following a PTCA procedure occurs at rates ranging from 25% to 50%. The majority of PTCA patients eventually undergo another PTCA procedure or require CABG surgery. Although the cost of a single PTCA procedure may be substantially less than a conventional CABG procedure, a recent study indicated that three years after the procedure, PTCA has no cost advantage over conventional open-chest CABG due to the need for subsequent interventions. Furthermore, another recent study concluded that the quality of life, post intervention, is higher for conventional open-heart surgery patients because of the follow-up interventions required in PTCA. The Company believes that the dramatic reduction in trauma associated with the Port-Access approach will magnify this advantage. More recently, clinicians have begun to employ mechanical coronary artery stents, metal prostheses designed to hold open arteries, as a means of preventing restenosis. Although long-term clinical data is not yet available, stents appear to reduce but not eliminate the problem of restenosis associated with non-surgical treatment of CAD.

      Restenosis rates for conventional open-chest CABG are significantly lower than those for non-surgical approaches. Studies indicate that open-chest coronary artery bypass grafts have 17-year patency rates (the maintenance of sufficient blood flow through the affected artery) of 92% when the left internal mammary artery ("IMA") graft is used, 85% when the right IMA graft is used, and 10-year patency rates of approximately 60% when a saphenous vein graft from the patient's leg is used. In addition, a Duke University study suggests that patients with three-vessel CAD and patients with severe two-vessel CAD have improved survival after conventional open-chest CABG surgery in comparison to PTCA and other medical treatments. Thus, conventional open-chest CABG remains the preferred treatment for severe CAD because of these higher long-term success rates.

      Another less-invasive alternative to conventional open-chest CABG surgery has recently been developed by a small number of cardiac surgeons. In a limited number of cases, these surgeons have been using low-technology surgical tools to perform minimally invasive CABG surgery on the beating heart. This technique subjects the patient to the risk of several types of cardiovascular stress. Open-chest CABG surgery without CPB on the beating heart has been available since the advent of open-chest heart surgery forty years ago, but has very rarely been practiced. Such beating heart surgery, whether open-chest or minimally invasive, has generally been, and the Company believes is likely to continue to be, limited to the small percentage of cases in which the heart does not need to be opened, turned, or manipulated and in which the patient is able to tolerate the stress of undergoing heart surgery without the support of CPB and the benefits resulting from stopping the heart.

      The Company believes that to achieve the high efficacy and patient safety and broad scope of conventional open-chest cardiac surgery, the patient must be placed on CPB and the heart stopped. As a result, conventional open-chest heart surgery represents the standard of care for the treatment of CAD, VHD, and other cardiac conditions. To date, the only way to place the patient on CPB and stop the heart has been to crack the patient's chest. Heartport was formed with the objective of developing a minimally invasive approach to cardiac surgery that would permit surgeons to perform the full range of highly efficacious cardiac surgeries, with the patient on CPB and the heart stopped, but without the trauma associated with a sternotomy and reducing the complications associated with traditional CPB.

THE HEARTPORT SOLUTION

      Heartport has developed proprietary systems for performing several different types of minimally invasive heart surgery. These systems and devices have been cleared or exempted by the Food and Drug Administration ("FDA") for commercial sale in the United States and by a Notified Body in Europe. Heartport's core platform is an endovascular cardiopulmonary bypass ("EndoCPB") system, which allows surgeons to place the patient on CPB and stop and protect the patient's heart without the need for a sternotomy. Using the Company's EndoCPB-TM- platform and procedure-specific application systems, the surgeon is able to perform cardiac surgery by accessing the heart through one or more small incisions, or "ports," placed between the patient's ribs. The Company's first several application systems comprise reusable and disposable devices for Port-Access CABG and for Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR") surgeries. Application systems for performing additional cardiac surgery procedures, including Port-Access aortic valve replacement ("AVR"), are also under development. These future systems will require regulatory clearances or exemptions prior to commercial distribution. Although fundamentally changing the means of providing access to the heart, the Port-Access surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes that its systems and procedures have the potential to offer efficacy equal to that of conventional open-chest surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. See "Risk Factors -- No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

MARKETS AND APPLICATIONS

      Cardiovascular disease is the leading cause of death in the United States and other developed countries. In the United States, it causes approximately one million deaths per year, which represents over 40% of all deaths. CAD is one of the most common forms of cardiovascular disease, affecting more than 11 million people in the United States. If untreated, CAD can cause a myocardial infarction or "heart attack." Each year, approximately
1.5 million people experience heart attacks in the United States, resulting in approximately 500,000 deaths. Each year on a worldwide basis, approximately 600,000 CAD patients undergo conventional open-chest CABG surgery, over 700,000 CAD patients undergo PTCA or other non-surgical interventions, and approximately 200,000 VHD patients undergo open-chest valve repair or replacement procedures. MVRs represent approximately 40% and AVRs represent approximately 60% of valve surgery procedures. The per-patient cost of these heart surgery procedures in the United States averages approximately $16,000 for PTCA, $40,000 for conventional CABG, and $50,000 for conventional valve surgery. The Company has demonstrated that its Port-Access EndoCPB platform and procedure-specific Port-Access application systems provide a minimally invasive surgical alternative for CABG and MVR procedures.

      CORONARY ARTERY BYPASS GRAFTING--CABG. Currently, the most efficacious treatment for CAD is conventional open-chest CABG surgery. In a conventional open-chest CABG, a 12- to 18-inch incision is made in the patient's chest, the patient's sternum is cut in half with a bone saw, and the rib cage is spread open with a steel retractor. Blood is re-routed past a narrowing in one or more coronary arteries by either grafting an artery from the chest wall to the coronary artery below the narrowing, or grafting a section of artery or vein from another part of the body both to the aorta (which serves as a source of oxygenated blood) and to a point below the narrowed segment on the affected coronary artery, or both. Using the IMA from the chest wall is the most efficacious procedure given its long term patency in such open-chest procedures. The IMA is dissected free from the chest wall and prepared for grafting to the coronary artery. Large tubes, or cannulae, are inserted directly through the walls of the heart and the aorta in order to place the patient on CPB, the aorta is compressed closed with an external cross-clamp, and a catheter is used to administer the cardioplegic solution that stops the heart. The artery from the chest wall is then sutured in place on the affected coronary artery, which sits motionless atop the stopped heart, enabling the highest degree of surgical accuracy and precision. The patient's chest is closed and the sternum is held together with steel wire. Afterward, the patient has a long and painful recovery. In the United States, open-chest CABG patients spend an average of ten days in the hospital, and the Company estimates that up to two or more days are spent in the intensive care unit ("ICU"). For some period following surgery, a ventilator breathes for the patient because the trauma to the rib cage and sternum makes unassisted breathing extremely painful.

      Each step in the Company's Port-Access CABG procedure parallels a corresponding step in conventional CABG. Instead of accessing the heart through a 12- to 18-inch opening in the chest, however, the procedure is accomplished through ports between the patient's ribs. During the procedure, the Company's EndoCPB System, a series of proprietary catheters inserted via certain of the patient's peripheral vessels, circulates oxygenated blood throughout the body and stops and protects the heart. The Company's Port-Access-TM- CABG System is designed to enable the surgeon to access the heart and its associated vessels, visualize the interior of the thoracic cavity, access and prepare the arterial or venous grafts, attach the grafts to the diseased coronary artery resting motionless atop the stopped heart, and do various other supporting activities. Upon completion of the surgical procedure, the heart is allowed to spontaneously resume normal activity and CPB is discontinued. The patient leaves the operating room with the heart revascularized in the same manner as in a conventional open-chest CABG procedure, but with the port incisions sutured closed rather than with the chest held together with steel wire.

      VALVE REPAIR AND REPLACEMENT. A leading treatment for VHD is the surgical replacement or repair of the diseased heart valve. In conventional open-chest MVR surgery, the heart is accessed via a sternotomy, the patient is placed on CPB, the patient's heart is stopped, and the heart is drained of blood. The diseased valve is then accessed through an incision in the left atrium, one of the upper chambers of the heart, and the valve is either repaired, most commonly with the implantation of a prosthetic annuloplasty ring, or is removed and replaced with a mechanical or tissue prosthetic valve.

      Similar to Port-Access CABG, each step in the Company's Port-Access MVR procedure closely parallels the corresponding step in a conventional MVR procedure, but no sternotomy is required. The Company's Port-Access-TM- MVR System utilizes the EndoCPB system to place the patient on CPB, stop and protect the heart, and empty the heart of blood. The Company's Port-Access MVR System is designed to permit the surgeon to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis, close the heart, allow the heart to spontaneously resume normal activity, and then discontinue CPB. The patient leaves the operating room with the heart valve repaired or replaced in the same manner as in a conventional, open-chest MVR procedure, but with the port incisions sutured closed rather than the chest held together with steel wire.

      OTHER PROCEDURES. The Company believes that its Port-Access technology and approach to cardiac surgery may also enable it to develop systems to treat a range of cardiovascular disease in addition to CAD and mitral valve diseases. The Company is currently developing Port-Access systems to treat aortic valve disease and other cardiac diseases.

STRATEGY

      The Company's objective is to become the global leader in research, development, and commercialization of systems for minimally invasive cardiac surgery. Key elements of the Company's strategy include:

      ESTABLISH PORT-ACCESS MINIMALLY INVASIVE CARDIAC SURGERY AS A STANDARD OF CARE FOR CAD AND VHD. The Company believes that it is the first to design, develop, and receive FDA-clearance for devices and systems for the minimally invasive surgical treatment of CAD and VHD. The Company is currently introducing its proprietary technology to leading cardiac surgery centers in the United States and Europe. Prior to shipment, the Company provides its customers with extensive training on the EndoCPB, Port-Access CABG System and Port-Access MVR System and procedures at either the Heartport Research and Training Center ("HRTC") in Salt Lake City, Utah or at Assist Medical near Uppsala, Sweden. As of March 21, 1997, 70 surgical teams have been through the Company's training program, of which 43 have begun performing procedures. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery.

      MARKET TO HIGH VOLUME CARDIAC SURGERY CENTERS WITH DIRECT SALES FORCE. The cardiac surgery market in the United States and Europe is highly concentrated, with 300 centers responsible for over 50% of the more than 500,000 open-chest surgeries performed annually in the two geographies. The Company believes that rapid penetration of these high volume centers is achievable with a relatively small direct sales force. As of March 21, 1997 the Company has 12 cardiovascular sales specialists in the United States and 5 cardiovascular sales specialists in Europe with an average of over ten years experience selling cardiac surgery and cardiology products.

      PROMOTE PORT-ACCESS PARTNERSHIPS. The Company has developed a procedural selling approach to market its systems to cardiac surgeons, called the Port-Access Partnership-SM-. The Company intends to utilize its Port-Access Partnership to promote customer loyalty. In the partnership, in exchange for a substantial purchase order for Port-Access disposable products, Heartport trains the center's surgical team, supplies patient and referring physician educational materials, supports local-market media efforts and furnishes proprietary reusable devices enabling Port-Access procedures.

      EXPAND PORT-ACCESS APPLICATIONS BY LEVERAGING CORE TECHNOLOGY. The Company has developed its EndoCPB System to enable minimally invasive Port-Access CABG, Port-Access MVR, Port-Access AVR, and other Port-Access heart surgeries, with the patient on CPB and the heart stopped. The Company intends to expand the use of its EndoCPB platform to address other types of heart surgery. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

      TARGET INTERNATIONAL MARKETS. The Company intends to continue to devote resources to penetrate international markets given the substantial size and economic attractiveness of these markets. The Company has received the necessary regulatory approvals in Europe, and is pursuing approvals in Canada, Australia, and Asia to market its EndoCPB and Port-Access systems. In addition, the Company has trained surgical teams from leading centers in England, Scotland, Germany, France, Spain, Belgium, Sweden, Canada, Australia, and Malaysia in the use of Port-Access techniques.

      PROTECT AND ENHANCE PROPRIETARY POSITION. The Company currently holds issued and allowed patents covering a number of fundamental aspects of the Company's EndoCPB System and procedure-specific Port-Access systems. As of March 14, 1997, the Company owns 25 issued or allowed United States patents, and owns an exclusive field of use license on one issued United States patent and on one issued foreign patent. In addition, as of March 14, 1997, the Company has 84 pending United States patent applications and has filed 37 patent applications that are currently pending in Europe, Japan, Australia, and Canada. In addition, in 1996, the Company acquired certain intellectual property assets of Endosurgical Development Corporation ("EDC"). The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement. See "Risk Factors--Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation."

      COMPLEMENT INTERNAL PRODUCT DEVELOPMENT WITH STRATEGIC ALLIANCES. The Company intends to leverage its technology platform through strategic alliances with corporate partners. In September, 1995, the Company formed a strategic relationship with St. Jude Medical, Inc. ("St. Jude Medical"), the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access procedures. Pursuant to the terms of this alliance, as amended in January, 1997, the Company will receive royalties from St. Jude Medical when valve/annuloplasty ring delivery systems incorporating Heartport technology are sold. The Company expects to pursue additional strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing and marketing of certain of its potential products and procedures. See "Strategic Relationships."

TECHNOLOGY

      The Company believes it is currently the only company marketing a technology designed to permit minimally invasive cardiac surgery to be performed on a stopped heart with CPB support. The Company's systems for minimally invasive cardiac surgery consist of a common platform, the EndoCPB System, and procedure-specific application systems comprising proprietary reusable, disposable and implantable devices.

      ENDOVASCULAR CARDIOPULMONARY BYPASS. The EndoCPB System is a series of proprietary catheters used to place the patient on CPB and to stop and protect the heart during cardiac surgery, without performing a sternotomy. There are five key components: the Endoaortic Clamp-TM-, a saline-filled balloon catheter, occludes the ascending aorta, stops and cools the heart via delivery of cardioplegic solution, monitors aortic root pressures, and drains excess blood from the heart; the Endovenous Drainage-TM- cannula removes deoxygenated blood from the body; the Endoarterial Return-TM- cannula returns oxygenated blood to the body; the Endopulmonary Vent-TM- drains excess blood from the heart via the pulmonary artery; and the Endocoronary Sinus-TM-Catheter provides an alternative route for delivery of cardioplegic solution. Each component of the EndoCPB System is positioned within the vascular system via peripheral vascular access.

      PORT-ACCESS CORONARY ARTERY BYPASS GRAFTING. The Port-Access CABG System currently consists of 25-30 reusable and disposable devices designed to perform the entire CABG procedure in a minimally invasive manner. The system includes devices for accessing the heart and its associated vessels, visualizing the interior of the thoracic cavity, accessing and preparing the arterial and venous grafts, attaching the grafts to the diseased coronary artery, and various other supporting activities. The devices are designed to permit the surgeon to operate through ports with the same surgical precision and accuracy as is possible using conventional cardiac surgical instruments through a sternotomy.

      PORT-ACCESS MITRAL VALVE REPAIR AND MITRAL VALVE REPLACEMENT. The Port-Access MVR System currently consists of 25-30 reusable and disposable devices. This system is designed to be compatible with existing implantable prosthetic heart valves and prosthetic annuloplasty rings. They permit the surgeon to perform mitral valve surgery in a minimally invasive manner, and offer the surgeon the ability to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis and close the heart. The Port-Access MVR System is designed to permit precise and accurate surgery to be performed through small ports.

      PORT-ACCESS AORTIC VALVE REPLACEMENT AND OTHER PROCEDURES. The Company is in the process of developing a Port-Access AVR system. In addition, the Company is actively developing systems for performing other Port-Access cardiac surgery procedures. There can be no assurance, however, that any such systems will be successfully developed, be granted required regulatory clearances or approvals, or achieve any significant level of market acceptance.

REGULATORY STATUS

UNITED STATES

      In October, 1996, the Company received 510(k) clearance from the FDA to market its EndoCPB system and several proprietary Class II disposable surgical devices for its Port-Access surgery systems. In addition, the Company received pre-market notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiovascular surgery. These clearances and exemptions allowed the Company to commercially launch its Port-Access CABG System and Port-Access MVR System in early 1997.

      The Company has also submitted 510(k) notifications for enhancements to its EndoCPB System and for additional specialty disposable devices to further enhance performance of the Port-Access CABG and MVR procedures. Additional 510(k) submissions are planned for 1997 for devices to facilitate Port-Access procedures other than CABG and MVR. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

INTERNATIONAL

      In January, 1997, the Company received CE Mark clearance for its EndoCPB System which allows the sale of its Port-Access CABG and MVR systems in all countries of the European Union. The Company has also submitted amendments to its Product Dossiers for enhancements to its EndoCPB System to further enhance performance of the Port-Access CABG and MVR procedures. Additional CE Mark submissions are planned for 1997 for devices to facilitate Port-Access procedures other than CABG and MVR. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

SCIENTIFIC ADVISORY BOARD

      The Company has established a Scientific Advisory Board composed of individuals with expertise in the field of cardiac surgery. The Scientific Advisory Board periodically reviews the Company's clinical progress and product development plans and identifies potential applications of the Company's technology. In addition, members of the Scientific Advisory Board will be available on an individual basis to consult with the Company as needed. The members of the Scientific Advisory Board are consultants to the Company and have substantial constraints on the amount of time they can devote to Company matters. The members of the Scientific Advisory Board are as follows:


NAME                           OCCUPATION/TITLE

William A. Baumgartner, M.D.   Professor of Surgery, Cardiac Surgeon In-Charge,
                               Johns Hopkins Hospital

Lawrence H. Cohn, M.D.         Professor of Surgery,
                               Harvard Medical School,
                               Chief, Division of Cardiac Surgery,
                               Brigham and Women's Hospital

Delos M. Cosgrove, M.D.        Chairman, Department of Thoracic and
                               Cardiovascular Surgery,
                               The Cleveland Clinic Foundation

James L. Cox, M.D.             Evarts C. Graham Professor of Surgery,
                               Vice-Chairman, Department of Surgery,
                               Chief, Division of Cardiothoracic Surgery,
                               Washington University School of Medicine

Bruce A. Reitz, M.D.           Professor and Chairman,
                               Department of Cardiothoracic Surgery,
                               Stanford University School of Medicine

STRATEGIC RELATIONSHIPS

      The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing, and marketing of certain of its potential products and procedures. The Company has formed a strategic relationship with St. Jude Medical, the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access MVR and a prosthetic valve system for Port-Access AVR. Under the terms of an agreement entered into in September, 1995 and amended in January, 1997, the Company granted St. Jude Medical a non-exclusive, worldwide, royalty bearing license to make, use, and sell a minimally invasive prosthetic valve system incorporating a Port-Access delivery system and a St. Jude Medical valve or annuloplasty ring prosthesis for use in Port-Access heart valve repair and replacement procedures. St. Jude Medical has no minimum purchase obligations under the agreement. In addition, the Company borrowed $3.0 million from St. Jude Medical. As of December 31, 1996, the entire amount of the loan had been converted to prepaid royalty payments. See Note 4 of Notes to Financial Statements. Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful. See "Risk Factors--Reliance on Strategic Relationships."

RESEARCH AND DEVELOPMENT

      The Company believes that its future success will depend in large part on its ability to develop and introduce clinically advanced Port-Access minimally invasive cardiac surgery systems that are effective, easy to use, safe, and reliable. The Company's research and development department focuses upon the continued development and refinement of its existing Port-Access devices, systems, and procedures as well as upon the development of new devices, systems, and procedures for treating other cardiac diseases.

      To date, the Company has developed systems for Port-Access CABG and Port-Access MVR surgery. A system for Port-Access aortic valve replacement is currently under development. In collaboration with its clinical advisory board and consultants, the Company is actively developing methods and devices for future Port-Access surgical procedures, as well as continuing development of reusable, disposable, and implantable devices to further refine current Port-Access procedures. The Company believes that its EndoCPB and Port-Access technologies are potentially applicable to a wide variety of other cardiac surgical procedures. There can be no assurance, however, that the Company will be successful in developing devices or systems for such procedures, or that such devices or systems, if any, will be granted required regulatory clearances or approvals, or achieve any significant level of market acceptance. See "Risk Factors--No Assurance of Market Acceptance" and "--Significant Competition; Rapid Technological Change."

MANUFACTURING

      The Company is committed to producing high-quality products and expects to internally manufacture the most proprietary, value-added components and products and outsource less critical manufacturing jobs. The Company manufactures its products at its Redwood City, California, facilities. The Company believes that its facilities have sufficient capacity to meet the Company's anticipated manufacturing needs through the end of 1997.

      The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in the Company's products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

      To meet anticipated demand, the Company must increase the rate by which it manufactures its products. Until recently, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing, clinical trials and initial low volume commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in commercial quantities. Although the Company is scaling up its capacity to produce products in volume to support its commercial launch, there can be no assurance that it will be able to make the transition to commercial production successfully. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA Good Manufacturing Practices ("GMP") requirements can be met, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations.

      The Company uses or relies on certain components and services used in its devices that are provided by sole source suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations. See "Risk Factors--Limited Manufacturing Experience; Dependence on Key Suppliers."

      The regulatory clearances received to date by the Company require compliance with FDA regulations for GMP. Even after the FDA has cleared or approved a device, it will periodically inspect the manufacturing facilities and processes for compliance with GMP. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with GMP. The Company's manufacturing facilities and processes have not yet been inspected by the

FDA for compliance with GMP. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

SALES, MARKETING, TRAINING, AND DISTRIBUTION

      The Company's EndoCPB and Port-Access systems in the United States are marketed both to cardiac surgeons and to cardiac surgery centers. In the United States, there are approximately 900 cardiac surgery centers and approximately 2,500 cardiac surgeons. The Company believes it can market its products in the United States with a moderately sized direct sales organization. Outside the United States, there are approximately 2,500 cardiac surgeons. In Europe, the Company is building a direct sales force, and in other geographic regions the Company will evaluate direct and indirect sales channels as appropriate. The Company currently has a limited sales and marketing organization in the United States and Europe. Establishment of a sales force capable of effectively commercializing the Company's EndoCPB and Port-Access systems will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. See "Risk Factors--Limited Sales, Marketing, and Distribution Experience."

      The Company has developed a procedural selling approach to market its systems to cardiac surgeons, called the Port-Access Partnership-TM-. The Company intends to utilize its Port-Access Partnership to promote customer loyalty. In the partnership, in exchange for a substantial purchase order for Port-Access disposable products, Heartport trains the center's surgical team, supplies patient and referring physicians educational materials, supports local-market media efforts and furnishes proprietary reusable devices enabling Port-Access procedures.

      The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company intends to meet with its Scientific Advisory Board and other clinical consultants periodically to share ideas regarding the marketplace, existing products, products under development, and existing or proposed research projects.

      The effective and rapid training of surgical teams in the use of Heartport's systems and devices is critical to the Company's efforts to develop its business. To that end, in October, 1996 the Company acquired substantially all of the assets of Utah Biomedical Test Laboratory ("UBTL"). UBTL's Salt Lake City facility was established in the early 1970s to be the home of the United States government's artificial heart program. This 50,000 square foot facility, now called the Heartport Research and Training Center ("HRTC"), is currently in the process of being converted into a state-of-the-art cardiovascular research and training center. Surgical teams began training at HRTC in January, 1997. In addition, the Company has a relationship with Assist Medical near Uppsala, Sweden where it trains European surgical teams. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD, and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. Finally, the Company anticipates there will be presentations on Port-Access procedures by investigators at national and international meetings and the publication of scholarly reports in peer-reviewed publications.

COMPETITION

      The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including the Ethicon Endosurgery division of Johnson & Johnson, United States Surgical Corporation, Medtronic, Inc., Baxter International, Genzyme Corporation, Guidant Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and are likely to continue to be started to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology.

      Cardiovascular diseases that can be treated with the Company's Port-Access systems can also be treated by pharmaceuticals or other medical devices and procedures, including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery and PTCA, or that the Company's Port-Access systems will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations. Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for Port-Access systems will be safety, efficacy, ease of use, quality and reliability, cost-effectiveness, training support, innovation, breadth of product line, and price. The Company also believes that physician relationships and customer support are important competitive factors. The Company has experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations. See "Risk Factors--Significant Competition; Rapid Technological Change."

GOVERNMENT REGULATION

UNITED STATES

      The Company's Port-Access systems are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

      In the United States, medical devices are classified into one of three classes, Class I, II, or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such applications.

      Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under Section 510(k) of the FDC Act or a PMA application under

Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. It generally takes from four to twelve months from the date of submission to obtain a 510(k) notification, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

      If human clinical trials of a device are required in support of either a 510(k) notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

      A PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. An FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements.

      If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter" containing a number of conditions which must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case the PMA could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

      Use of a medical device for applications not covered in a 510(k) notification or a PMA, or modifications to a device that has been cleared to market through a 510(k) notification or an approved PMA, its labeling, or its manufacturing process, may require submission of a new 510(k) notification, a new PMA application, or a PMA application supplement. New 510(k) notifications, PMA applications, or PMA supplements often require the submission of the same type of information required for the original submission except that it is generally limited to that information needed to support the proposed change from the product covered by the original submission.

      Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Toward the end of the clearance or approval process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements. The FDA has proposed changes to the GMP regulations that would, among other things, require design controls and maintenance of service records, which, if finalized, would likely increase the cost of complying with GMP requirements.

      Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future.

       Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

INTERNATIONAL

      In order for the Company to market Port-Access systems in Europe and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations.

      The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. The current rules provide that, in order to obtain FDA export approval, the Company must provide the

FDA with documentation from the medical device regulatory authority of the importing country stating that the import of the device is not a violation of that country's medical device laws.

      The European Community has promulgated rules that require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The Company received the CE Mark in January, 1997, which allows it to sell its Port-Access CABG System and Port-Access MVR System in member countries of the European Union.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of March 14, 1997, the Company owns 25 issued or allowed United States patents, and owns an exclusive field of use license on one issued United States patent and on one issued foreign patent. In addition, as of March 14, 1997 the Company has 84 pending United States patent applications, and has filed 37 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

      The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

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

      The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. See "Risk Factors--Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation."

THIRD-PARTY REIMBURSEMENT

      The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products typically are purchased by doctors, clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing the level of reimbursement for covered products and whether to cover new products at all.

      In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

      The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Risk Factors--Limitations on Third-Party Reimbursement."

EMPLOYEES

      As of December 31, 1996, the Company had a total of 275 employees, including 56 in research and development, 70 in manufacturing, 63 in clinical affairs, 19 in regulatory affairs and quality assurance, 31 in sales and marketing, 5 in intellectual property and 31 in finance and administration. The Company maintains compensation, benefit, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

RISK FACTORS

      This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY

The Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. As of March 21, 1997, to the Company's knowledge, clinicians have completed only 211 Port-Access CABG procedures and only 176 Port-Access MVR procedures using Heartport's systems and devices. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels, damage to blood vessels in the groin, and groin pain. Although there can be no assurance in this regard, the Company believes, based on the limited clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures should be comparable to mortality and morbidity rates experienced with conventional open-chest procedures. If, with further experience, any of the Company's systems do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

NO ASSURANCE OF MARKET ACCEPTANCE

      There can be no assurance that the Company's EndoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payors, even if necessary regulatory and reimbursement clearances and approvals are obtained. The Company believes that physicians' acceptance and healthcare payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest CABG surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access CABG can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

      Results of operations may vary significantly from quarter to quarter depending upon numerous factors, including the following: demand for the Company's products; the number of cardiac surgery teams trained in the use of the Company's systems; the number of hospitals that begin using the Company's products; the ability of the

Company to manufacture, test and deliver its products in commercial volumes; health care reform and reimbursement policies; delays associated with the FDA and other regulatory approval processes; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales. In addition, the Company has begun to develop both a domestic and an international direct sales force. The timing of such development and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

      Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the market for minimally invasive cardiac surgery systems is rapidly evolving, and due to the inherent risks associated with new medical device technology. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to achieve additional regulatory approvals and to begin to generate and increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Research and Development," "Manufacturing," "Competition,"
"Government Regulation," and "Third-Party Reimbursement."

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING REQUIREMENTS

      Use of the Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System to date has shown that, as with any novel surgical procedure, there is a significant learning process involved for surgeons and other members of the cardiac surgery team to become proficient. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon what kind of condition they have and how severe it is. These patients include people with severe peripheral vascular disease (arteriosclerosis), a poorly functioning aortic valve, an enlarged heart, or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. Although the Company has begun to train physicians at its Salt Lake City, Utah facility and at its contract facility near Uppsala, Sweden, there can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

      To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing, clinical trials and initial low-volume commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in commercial quantities. Although the Company is scaling up its capability to produce products in volume to support its commercial launch, there can be no assurance that it will be able to make the transition to commercial production successfully. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, or that FDA GMP requirements can be met, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. See "Manufacturing."

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

      The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in the Company's products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE

      The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including the Ethicon Endosurgery division of Johnson & Johnson, United States Surgical Corporation, Medtronic, Inc., Baxter International, Genzyme Corporation, Guidant Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be started to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology.

      Cardiovascular diseases that can be treated with the Company's Port-Access systems can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's Port-Access systems will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations. Any product developed by the Company that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company has experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations. See "Competition."

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

      Since its inception in May, 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. The Company only recently began to generate revenue from the sale of products and has been unprofitable since inception. For the period from inception to December 31, 1996, the Company has incurred cumulative net losses of approximately $50.6 million. For at least the next year, the Company expects to continue to incur substantial and increasing losses. Furthermore, the Company expects its expenses to increase as its product commercialization and other business activities expand. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

      The Company believes that it may require additional financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including the following: the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; the costs of expanding manufacturing capacity; the costs of developing marketing and distribution capabilities; the progress and scope of clinical trails required for any future products; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals for any future products; and the costs of protecting and defending its intellectual property. Issuance of additional equity securities could result in dilution to stockholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

      The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 14, 1997, the Company owns 25 issued or allowed United States patents, and owns an exclusive field of use license on one issued United States patent and on one issued foreign patent. In addition, as of March 14, 1997, the Company has 84 pending United States patent applications and has filed 37 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

      The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others. See "Intellectual Property and Other Proprietary Rights" and "Competition."

MANAGEMENT OF EXPANDING OPERATIONS; ACQUISITIONS

      The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. In this respect, the Company hired a significant number of new employees in the second half of 1996 and expects to continue hiring during 1997. In order to compete effectively against current and future competitors, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, clinical affairs, manufacturing and sales and marketing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating, and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures, and controls, and to expand, train, motivate, and manage its work force. The Company is currently in the process of implementing an integrated financial, manufacturing, and inventory information system. Implementing such a system can be time-consuming and expensive and requires significant management resources. There can be no assurance that such system will be implemented on a timely basis. Although the Company has recently hired several new members of management, all of the foregoing demands will require additional management personnel as well. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company may make acquisitions in the future, and the Company regularly evaluates such opportunities. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

RELIANCE ON STRATEGIC RELATIONSHIPS

      The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products and procedures. The Company's future success may depend, in part, on its relationships with third parties, including, for example, the Company's relationship with St. Jude Medical, Inc., their strategic interest in the potential products or procedures under development and, eventually, their success in marketing such products or procedures or willingness to purchase any such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationships will be successful. See "Strategic Relationships."

RISK OF PRODUCT LIABILITY

      The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death and there can be no assurance that the Company will not experience any material product liability losses in the future. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. The Company maintains limited insurance against certain product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for any liabilities actually incurred. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on the Company's business, financial condition, and results of operations.

LIMITED SALES, MARKETING, AND DISTRIBUTION EXPERIENCE

      The Company currently has a limited sales and marketing organization in the United States and Europe. The Company plans to market its approved systems through a direct sales force in the United States and through a combination of direct and indirect sales channels internationally. Establishment of a sales force capable of effectively commercializing the Company's EndoCPB and Port-Access systems will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, or at all. See "Sales, Marketing, Training, and Distribution."

DEPENDENCE ON KEY PERSONNEL

      The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION

      The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive pre-market approval ("PMA") submission. Although the Company has received clearance from the FDA to market the EndoCPB System in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearance or approval, or to obtain such clearance or approval on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

      Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, if the FDA were to require a PMA submission for any of the Company's products, the Company would be required to obtain FDA approval to export such devices and systems to international markets prior to their approval by the FDA for commercialization in the United States. Although the Company has received approval to market the EndoCPB System in Europe, securing approvals for additional Port-Access devices and other products under development by the Company will require additional approvals and there can be no assurance that such approvals will be received on a timely basis, or at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

      In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently considering major revisions to its GMP regulations. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Government Regulation."

LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

      The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company expects that its products typically will be purchased by doctors, clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

      In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

      The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Third-Party Reimbursement."

VOLATILITY OF STOCK PRICE

      The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996, to a high of $43.75 on May 15, 1996, and to a low of $18.375 on July 16, 1996. On March 14, 1997
the price of the Company's Common Stock was $27.25. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of early stage companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline below the public offering price. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS

      The present directors, executive officers, and principal stockholders of the Company and their affiliates beneficially own approximately 51.6% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF RIGHTS PLAN, CERTIFICATE OF INCORPORATION, BYLAWS, AND DELAWARE LAW

      The Company's Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Other than the Series A Preferred Stock issuable under the stockholder rights plan, the Company has no current plans to issue shares of Preferred Stock. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring, or discouraging changes in control of the Company. Further, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

ITEM 2.PROPERTIES.

      The Company's principal administrative, sales, manufacturing, and research and development facility occupies approximately 70,000 square feet in three adjacent buildings in an office park in Redwood City, California, pursuant to leases which expire between April, 1999 and July, 1999. The Company is currently negotiating for approximately an additional 15,000 square feet of manufacturing and office space in another building in the same office park. The Company believes its facilities will be adequate through the end of 1997, but the Company will need additional space thereafter. The Heartport Research and Training Center occupies approximately 50,000 square feet in Salt Lake City, Utah. The initial term of the lease on this facility expires in December, 2001.

ITEM 3.LEGAL PROCEEDINGS.

      None.

PART II

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock has traded publicly on the Nasdaq National Market under the symbol "HPRT" since April 25, 1996. The Company's initial public offering price was $21.00 per share. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market.


                                                           HIGH       LOW
                                                           ----       ---
YEAR ENDED DECEMBER 31, 1996:
    Second Quarter (from April 26, 1996, the first
      trading date).....................................  $41.00     $26.875
    Third Quarter.......................................   30.25      21.250
    Fourth Quarter......................................   36.50      22.875

YEAR ENDED DECEMBER 31, 1997:
    First Quarter (through March 14, 1997)..............   32.69      21.375

      On March 14, 1997, the last sale price of the Company's Common Stock as reported by the Nasdaq National Market was $27.25 per share. There were approximately 328 holders of record of the Company's Common Stock as of March 14, 1997. See "Risk Factors--Volatility of Stock Price."

      The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's debt facility restricts the ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations data for the three years in the period ended December 31, 1996, and the balance sheet data at December 31, 1995 and 1996 are derived from the audited financial statements included elsewhere herein. The statement of operations data for the period from May 17, 1991 (inception) to December 31, 1992 and for the year ended December 31, 1993, and the balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited financial statements not included herein.

                                                                               PERIOD FROM
                                     1996       1995      1994      1993      MAY 17, 1991
                                     ----       ----      ----      ----     (INCEPTION) TO
                                           YEAR ENDED DECEMBER 31,           DECEMBER 31, 1992
                                  -------------------------------------      -----------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales........................  $    624    $    --    $    --   $    --         $  --
Cost of goods sold...............       561         --         --        --            --
                                   --------    -------    -------   -------         -----
Gross profit                             63         --         --        --            --

Operating expenses:
  Research and development.......    21,059      8,477      4,207     1,493           428
  Selling, general and
    administrative...............    11,223      1,229        734       364           210
Patent acquisition...............     5,216         --         --        --            --
                                   --------    -------    -------   -------         -----
Loss from operations.............   (37,435)    (9,706)    (4,941)   (1,857)         (638)
Interest income..................     3,973        542        120        58            66
Interest expense.................      (592)      (189)        --        --            --
                                   --------    -------    -------   -------         -----
Net loss                           $(34,054)   $(9,353)   $(4,821)  $(1,799)        $(572)
                                   --------    -------    -------   -------         -----
Pro forma net loss per share(1)..  $  (1.50)   $  (.47)
                                   --------    -------              -------         -----
Shares used in calculation
   of proforma net loss per
   share(1)......................    22,771     19,782
                                   --------    -------

                                                         DECEMBER 31,
                                       ---------------------------------------------------
                                       1996       1995       1994        1993       1992
                                       ----       ----       ----        ----       ----
                                                         (in thousands)
BALANCE SHEET DATA:
Current assets...................   $ 94,226    $ 12,692   $ 1,721     $   696     $2,447
Working capital..................     87,561      11,234     1,089         505        237
Total assets.....................    101,852      14,266     2,621         983      2,600
Long-term obligations, less
   current portion...............      4,717       4,034        61          10          5
Accumulated deficit..............    (50,599)    (16,545)   (7,192)     (2,371)      (572)
Total stockholders' equity.......     90,470       8,775     1,928         781      2,517

___________________
(1) Shares of Common Stock issuable upon exercise of outstanding options and warrants are excluded from the computations as their effect is antidilutive, except that such securities issued during the twelve-month period prior to the Company's initial public offering at prices below the initial public offering price have been included in the calculation as if they were outstanding. See Note 1 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Since its inception in May, 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. The Company only recently began to generate revenue from the sale of products, and it has been unprofitable since inception. For the period from inception to December 31, 1996, the Company has incurred cumulative net losses of approximately $50.6 million. For at least the next year, the Company expects to continue to incur substantial and increasing losses. Over that period, the Company expects its expenses to increase substantially, particularly its selling, general and administrative expenses relating to training surgical teams and building a sales force.

      The Company has hired a significant number of employees each year to conduct and support its research and development and commercialization activities. At December 31, 1996, 1995, and 1994, the Company had 275, 73, and 44 employees, respectively. The Company anticipates that its workforce will continue to grow rapidly in the next several years to support product development, clinical affairs, manufacturing, and sales and marketing.

      The research and development, manufacture, sale, and distribution of the EndoCPB, Port-Access CABG, and Port-Access MVR systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive, and uncertain. Prior to commercial sale in the United States, most medical devices must be approved or cleared by the FDA. In October, 1996, the Company received clearance from the FDA to market the EndoCPB System and also received pre-market notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiac surgery. Securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the Company will receive FDA clearance or approval of any such additional devices or products. Many foreign governments and the European Community also have review processes for medical devices.

      There can be no assurance that the Company's research and development efforts will be successfully completed, and there can be no assurance that the EndoCPB, Port-Access CABG, and Port-Access MVR systems will prove to be safe and effective. There can be no assurance that the Company's EndoCPB, Port-Access CABG, or Port-Access MVR systems or any other product developed by the Company will be successfully introduced or achieve market acceptance. There can be no assurance that the Company will ever achieve significant revenue from sales of the EndoCPB, Port-Access CABG, or Port-Access MVR systems or any other potential products or will ever achieve profitability.

      The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

RESULTS OF OPERATIONS

      NET SALES. Net sales consist of initial sales of the Company's EndoCPB, Port-Access CABG and Port-Access MVR systems. The Company recognizes revenue upon product shipment. In 1996, net sales were $624,000, all of which was recognized in the fourth quarter.

      COST OF GOODS SOLD. Cost of goods sold of $561,000 in 1996 consisted primarily of material, labor and overhead costs associated with manufacturing the Company's EndoCPB, Port-Access CABG, and Port-Access MVR systems sold.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, physician training, and regulatory submissions, as well as costs incurred in producing products for research and development activities, physician training, and clinical trials, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. Research and development expenses increased to $21.1 million in 1996 from $8.5 million in 1995 and $4.2 million in 1994. The increase in all periods was primarily attributable to the hiring of additional personnel required to support expanded clinical trials, physician training, and product development activities, and to the cost of producing products for physician training and research and development activities. The Company anticipates that it will continue to devote substantial resources to research and development. However, the Company anticipates that research and development expenses will remain flat in 1997 as start-up costs for manufacturing and physician training incurred during the Company's development phase will not recur in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for administrative, sales and marketing personnel, as well as legal, accounting and other professional fees. Selling, general and administrative expenses increased to $11.2 million in 1996 from $1.2 million in 1995 and $734,000 in 1994. These increases were primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations and to prepare for commercialization of certain products. The Company believes that its selling, general and administrative expenses will continue to increase substantially as it expands its physician training activities, builds its sales force, marketing staff and administrative staff, and incurs other costs in connection with commercialization of its products and the support of its growing operations.

      PATENT ACQUISITION EXPENSE. Patent acquisition expense of $5.2 million consists of the cost to acquire a United States patent, several pending U.S. patent applications, and related rights from Endosurgical Development Corporation in July, 1996 for consideration consisting of shares of Common Stock and cash.

      INTEREST INCOME. Interest income primarily represents interest earned by the Company on its cash and short-term investments. Interest income increased to $4.0 million in 1996 from $542,000 in 1995 and $120,000 in 1994.
The increase in each period was primarily due to the Company's higher average investment balances resulting from cash received in venture capital financings in 1995 and the Company's initial public offering in 1996.

      INTEREST EXPENSE. Interest expense represents interest on long-term debt. Interest expense increased to $592,000 in 1996 from $189,000 in 1995.

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

      At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $43.0 million for federal and $39.0 million for state, which will expire at various dates through 2011, if not utilized. The principal differences between financial reporting losses and losses for tax purposes are the result of capitalizing research and development expenses and start-up costs for tax purposes. The Company also has research and development credits available to reduce future federal and state income taxes, if any, of approximately $550,000 and $500,000, respectively. The Tax Reform Act of 1986 and state tax statutes contain provisions that may limit the net operating loss carryforwards and research and development credits available for use in any given year should certain events occur, including additional sales of equity securities and other changes in ownership. Such events could limit the eventual utilization of these carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, and through an initial public offering of Common Stock in April, 1996, totaling approximately $110.8 million. The Company also has a $15.0 million debt facility with a commercial bank. No amount was outstanding under this facility at December 31, 1996.

      Net cash used in operating activities was approximately $27.5 million, $8.3 million, and $4.5 million in 1996, 1995, and 1994, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. Net cash used in investing activities was approximately $58.3 million, $5.1 million, and $1.9 million in 1996, 1995, and 1994, respectively. The net cash used in investing activities was primarily attributable to the purchase of short-term investments and the purchase of property and equipment. Net cash provided by financing activities was approximately $111.9 million, $20.4 million, and $6.0 million in 1996, 1995, and 1994, respectively. The net cash provided in 1996 was primarily attributable to the initial public offering of Common Stock and the net cash provided in 1995 and 1994 was primarily attributable to the sale of preferred stock and proceeds from long-term borrowings.

      Capital expenditures for equipment and leasehold improvements to support the Company's expanded operations were approximately $6.1 million, $875,000, and $703,000 in 1996, 1995, and 1994, respectively. The Company expects that its capital expenditures will continue to grow as the Company's employee base and manufacturing operations expand. In addition, the Company presently plans to spend approximately $5.0 million in 1997 renovating the Heartport Research and Training Center, which was acquired in October 1996. At December 31, 1996, the Company had approximately $89.9 million in cash, cash equivalents, and short-term investments and approximately $87.6 million in working capital.

      The Company expects to continue to incur substantial expense to fund additional research and development activities, clinical affairs, physician training, manufacturing expansion, the expansion of its sales and marketing organization, full-scale market launch of its Port-Access CABG and Port-Access MVR systems in 1997, and ongoing administrative activities. The Company believes that its existing cash, cash equivalents, and short-term investments and borrowings available under its debt facility will be adequate to meet its cash needs at least through 1997. Thereafter, the Company may require additional funds to support its operating requirements or for other purposes and may seek to raise such additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to the Company and would not be dilutive.

                                HEARTPORT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                             -----------
Report of Ernst & Young LLP, Independent Auditors..........................................................         F-2
Consolidated Balance Sheets................................................................................         F-3
Consolidated Statements of Operations......................................................................         F-4
Consolidated Statements of Stockholders' Equity............................................................         F-5
Consolidated Statements of Cash Flows......................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Heartport, Inc.

We have audited the accompanying consolidated balance sheets of Heartport, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heartport, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
January 24, 1997

                                HEARTPORT, INC.
                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                              DECEMBER 31,
                                                                                                      ----------------------------
                                                                                                          1996           1995
                                                                                                      -------------  -------------
Current assets:
  Cash and cash equivalents.........................................................................  $      33,445  $       7,412
  Short-term investments............................................................................         56,407          5,198
  Accounts receivable, net of allowance for doubtful accounts of $33 in 1996........................            550       --
  Inventories.......................................................................................          2,107       --
  Prepaid expenses and other........................................................................          1,717             82
                                                                                                      -------------  -------------
Total current assets................................................................................         94,226         12,692
Property and equipment:
  Equipment.........................................................................................          4,908          1,389
  Furniture and fixtures............................................................................          1,372            262
  Leasehold improvements............................................................................          1,699            224
                                                                                                      -------------  -------------
                                                                                                              7,979          1,875
  Accumulated depreciation and amortization.........................................................          1,584            507
                                                                                                      -------------  -------------
                                                                                                              6,395          1,368
Deposits, intangibles and other assets, net.........................................................          1,231            206
                                                                                                      -------------  -------------
Total assets........................................................................................  $     101,852  $      14,266
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................................  $       4,570  $         812
  Accrued compensation and related benefits.........................................................          1,433            173
  Accrued clinical trial costs......................................................................       --                   79
  Current portion of long-term debt.................................................................            662            394
                                                                                                      -------------  -------------
Total current liabilities...........................................................................          6,665          1,458
Noncurrent liabilities:
  Long-term debt, less current portion..............................................................          1,334          3,913
  Other long-term liabilities.......................................................................            383            120
  Deferred royalty income...........................................................................          3,000       --
                                                                                                      -------------  -------------
Total noncurrent liabilities........................................................................          4,717          4,033
Commitments
Stockholders' equity:
  Convertible preferred stock, $0.001 par value, issuable in series, 10,240 shares authorized
    Issued and outstanding shares -- none in 1996, and 9,237 in 1995................................       --                    9
  Preferred stock, $0.001 par value; 20,000 shares authorized, none issued and outstanding..........       --             --
  Common stock, $0.001 par value:
    Authorized shares -- 100,000
    Issued and outstanding shares -- 24,415 in 1996, and 9,084 in 1995..............................             24              9
  Additional paid-in capital........................................................................        142,018         26,395
  Notes receivable from stockholders................................................................           (973)        (1,093)
  Accumulated deficit...............................................................................        (50,599)       (16,545)
                                                                                                      -------------  -------------
Total stockholders' equity..........................................................................         90,470          8,775
                                                                                                      -------------  -------------
Total liabilities and stockholders' equity..........................................................  $     101,852  $      14,266
                                                                                                      -------------  -------------
                                                                                                      -------------  -------------

                            SEE ACCOMPANYING NOTES.

                                HEARTPORT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                            --------------------------------------
                                                                                               1996         1995          1994
                                                                                            -----------  -----------  ------------
Net sales.................................................................................  $       624  $   --       $    --
Cost of goods sold........................................................................          561      --            --
                                                                                            -----------  -----------  ------------
Gross profit..............................................................................           63      --            --
Operating expenses:
  Research and development................................................................       21,059        8,477         4,207
  Selling, general and administrative.....................................................       11,223        1,229           734
  Patent acquisition......................................................................        5,216      --            --
                                                                                            -----------  -----------  ------------
Loss from operations......................................................................      (37,435)      (9,706)       (4,941)

Interest income...........................................................................        3,973          542           120
Interest expense..........................................................................         (592)        (189)      --
                                                                                            -----------  -----------  ------------
Net loss..................................................................................  $   (34,054) $    (9,353) $     (4,821)
                                                                                            -----------  -----------  ------------
                                                                                            -----------  -----------  ------------
Pro forma net loss per share..............................................................  $     (1.50) $      (.47)
                                                                                            -----------  -----------
                                                                                            -----------  -----------
Shares used in calculation of pro forma net loss per share................................       22,771       19,782
                                                                                            -----------  -----------
                                                                                            -----------  -----------

                            SEE ACCOMPANYING NOTES.

                                HEARTPORT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                   CONVERTIBLE PREFERRED
                                           STOCK                  COMMON STOCK        ADDITIONAL
                                  ------------------------  ------------------------    PAID-IN       NOTES     ACCUMULATED
                                    SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL    RECEIVABLE     DEFICIT
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1993....       5,080    $       5        6,093    $       6    $   3,204    $     (63)   $   (2,371)
  Issuances of convertible
    preferred stock.............       1,591            2       --           --            5,947       --            --
  Issuances of common stock.....      --           --              187       --               15          (11)       --
  Exercises of common stock
    options.....................      --           --               62       --               11           (9)       --
  Payments of stockholders'
    notes receivable............      --           --           --           --           --               15        --
  Repurchases of common stock...      --           --             (383)      --              (26)          24        --
  Net loss......................      --           --           --           --           --           --            (4,821)
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1994....       6,671            7        5,959            6        9,151          (44)       (7,192)
  Issuances of convertible
    preferred stock.............       2,566            2       --           --           15,982       --            --
  Issuances of preferred stock
    warrants....................      --           --           --           --               29       --            --
  Exercises of common stock
    options.....................      --           --            3,093            3        1,211       (1,049)       --
  Issuances of common stock.....      --           --               32       --               22       --            --
  Net loss......................      --           --           --           --           --           --            (9,353)
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1995....       9,237            9        9,084            9       26,395       (1,093)      (16,545)
  Conversion of convertible
    preferred stock into common
    stock.......................      (9,237)          (9)       9,237            9       --           --            --
  Repurchases of common stock...      --           --             (184)      --              (69)          69        --
  Payments of stockholders'
    notes receivable............      --           --           --           --           --               51        --
  Exercises of common stock
    options.....................      --           --              327       --               67       --            --
  Issuances of common stock.....      --           --            5,951            6      115,425       --            --
  Issuances of warrants.........      --           --           --           --              200       --            --
  Net loss......................      --           --           --           --           --           --           (34,054)
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1996....      --        $  --           24,415    $      24    $ 142,018    $    (973)   $  (50,599)
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------
                                  -----------  -----------  -----------  -----------  -----------  -----------  ------------


                                      TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  -------------
Balance at December 31, 1993....    $     781
  Issuances of convertible
    preferred stock.............        5,949
  Issuances of common stock.....            4
  Exercises of common stock
    options.....................            2
  Payments of stockholders'
    notes receivable............           15
  Repurchases of common stock...           (2)
  Net loss......................       (4,821)
                                  -------------
Balance at December 31, 1994....        1,928
  Issuances of convertible
    preferred stock.............       15,984
  Issuances of preferred stock
    warrants....................           29
  Exercises of common stock
    options.....................          165
  Issuances of common stock.....           22
  Net loss......................       (9,353)
                                  -------------
Balance at December 31, 1995....        8,775
  Conversion of convertible
    preferred stock into common
    stock.......................       --
  Repurchases of common stock...       --
  Payments of stockholders'
    notes receivable............           51
  Exercises of common stock
    options.....................           67
  Issuances of common stock.....      115,431
  Issuances of warrants.........          200
  Net loss......................      (34,054)
                                  -------------
Balance at December 31, 1996....    $  90,470
                                  -------------
                                  -------------

                            SEE ACCOMPANYING NOTES.

                                HEARTPORT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                         YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                            --------------------------------------
                                                                                               1996         1995          1994
                                                                                            -----------  -----------  ------------
OPERATING ACTIVITIES
Net loss..................................................................................  $   (34,054) $    (9,353) $     (4,821)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...........................................................        1,084          330           151
  Common stock and warrants issued for services rendered and certain technology...........        4,355      --                  4
  Compensation related to stock options...................................................          183      --            --
  Changes in operating assets and liabilities:
    Accounts receivable...................................................................         (550)     --            --
    Inventories...........................................................................       (2,107)     --            --
    Prepaid expenses and other............................................................       (1,635)         182          (243)
    Accounts payable, accrued expenses, and deposit.......................................        5,201          541           443
                                                                                            -----------  -----------  ------------
Net cash used in operating activities.....................................................      (27,523)      (8,300)       (4,466)
INVESTING ACTIVITIES
Purchases of short-term investments.......................................................     (120,629)      (5,198)       (1,092)
Maturities of short-term investments......................................................       69,420        1,092       --
Purchases of property and equipment.......................................................       (6,104)        (875)         (703)
Proceeds from sale of equipment...........................................................      --           --                 18
Increase in deposits, intangibles and other assets........................................       (1,031)         (79)          (80)
                                                                                            -----------  -----------  ------------
Net cash used in investing activities.....................................................      (58,344)      (5,060)       (1,857)
FINANCING ACTIVITIES
Proceeds from issuances of preferred stock................................................      --            15,984         5,949
Proceeds from issuances of common stock...................................................      111,159          165             2
Proceeds from payment of stockholders' notes receivable...................................           51      --                 15
Repurchase of common stock................................................................      --           --                 (2)
Proceeds from long-term borrowings........................................................        1,155        4,519            50
Repayment of long-term borrowings.........................................................         (465)        (261)           (1)
                                                                                            -----------  -----------  ------------
Net cash provided by financing activities.................................................      111,900       20,407         6,013
                                                                                            -----------  -----------  ------------
Net increase (decrease) in cash and cash equivalents......................................       26,033        7,047          (310)
Cash and cash equivalents at beginning of year............................................        7,412          365           675
                                                                                            -----------  -----------  ------------
Cash and cash equivalents at end of year..................................................  $    33,445  $     7,412  $        365
                                                                                            -----------  -----------  ------------
                                                                                            -----------  -----------  ------------
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION
Cash paid for interest....................................................................  $       346  $       182  $    --
NONCASH FINANCING ACTIVITIES
Issuance of preferred stock warrants in connection with debt financing....................  $   --       $        29  $    --
Issuance of common stock for notes receivable.............................................  $   --       $     1,049  $         20
Issuance of common stock for technology...................................................  $     4,155  $        22  $    --
Repurchase of common stock through forgiveness of notes receivable from stockholders......  $        69  $   --       $         24
Conversion of long-term debt to deferred royalty income...................................  $     3,000  $   --       $    --
Conversion of preferred stock to common stock.............................................  $         9  $   --       $    --

                            SEE ACCOMPANYING NOTES.

                                HEARTPORT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Heartport, Inc. (the Company) is engaged principally in the research, development, manufacturing and sale of minimally invasive cardiac surgery systems and related technology. The Company's customers are cardiac surgery centers in the United States and Europe. The consolidated accounts include the accounts of Heartport, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. During 1996, the Company determined that it is no longer in the development stage.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with insignificant interest rate risk and with an original maturity of three months or less when purchased to be cash equivalents.

    REVENUE RECOGNITION

    The Company recognizes revenue upon shipment. Deferred royalty income includes advances received but unearned under an agreement with St. Jude Medical, Inc.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to credit risk consist principally of cash, cash equivalents, and short-term investments. By policy, the Company places its cash, cash equivalents, and short-term investments only with high credit quality financial institutions and corporations and, other than its investments in U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment. In addition, the Company performs credit evaluations of its customers' financial condition and generally requires no collateral. During 1996, three customers accounted for approximately 20%, 17%, and 11% of net sales. During 1996, sales to European customers were approximately 25% of net sales. All sales are denominated in U.S. dollars.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values for short-term investments are based on quoted market prices or pricing models using current market rates.

    The fair value of the Company's long-term debt is estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

    SHORT-TERM INVESTMENTS

    All investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31, 1996 were as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
Materials and purchased parts..................................................    $   1,625
Work in progress...............................................................           84
Finished goods.................................................................          398
                                                                                      ------
Total inventories..............................................................    $   2,107
                                                                                      ------
                                                                                      ------

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years, or over the term of the lease, if shorter. Amortization of assets recorded under capital leases is included with depreciation expense.

    NET LOSS PER SHARE

    Except as noted below, historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, warrants and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission (the SEC) Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's initial public offering in April, 1996, at prices below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

    Historical net loss per share information is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1996          1995          1994
                                                                ------------  ------------  ------------
Net loss per share............................................  $      (1.66) $       (.71) $       (.37)
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Shares used in computing net loss per share...................    20,494,000    13,110,000    13,181,000
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

    PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share has been computed as described above and also assumes the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

    ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

    The Company accounts for stock options using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has adopted the pro forma disclosure of accounting for options under the fair value method.

2.  COMMITMENTS

    The Company leases its facilities under noncancelable operating leases that expire in the years 1999 through 2001. The Company has various options on the facilities leases that could extend them through 2010. Rental expense was $959,000 (net of sublease income of $14,000), $435,000 (net of sublease income

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  COMMITMENTS (CONTINUED)
of $161,000), and $246,000 (net of sublease income of $64,000) for the years ended December 31, 1996, and 1995 and 1994, respectively.

    The future minimum lease payments as of December 31, 1996 were as follows:

                                                                                                (IN
                                                                                            THOUSANDS)
1997.....................................................................................    $   1,154
1998.....................................................................................        1,167
1999.....................................................................................          891
2000.....................................................................................          318
2001.....................................................................................          328
                                                                                                ------
                                                                                             $   3,858
                                                                                                ------
                                                                                                ------

3.  INVESTMENTS

    Investments as of December 31, including cash equivalents and short-term investments, were as follows:

                                                                           1996        1995
                                                                         ---------  ----------
                                                                            (IN THOUSANDS)
Money market funds.....................................................  $   7,959  $    7,415
Commercial paper.......................................................     18,289         998
Auction rate preferred stock...........................................      8,000       4,200
Corporate notes........................................................     35,462      --
U.S. government agency securities......................................     12,945      --
                                                                         ---------  ----------
Total available-for-sale investments...................................     82,655      12,613
Amounts classified as cash equivalents.................................    (26,248)     (7,415)
                                                                         ---------  ----------
Amounts included in short-term investments.............................  $  56,407  $    5,198
                                                                         ---------  ----------
                                                                         ---------  ----------

    There were no material realized or unrealized gains or losses in any category of investment in 1996, 1995, or 1994.

4.  DEBT AND DEFERRED ROYALTY INCOME

    Debt at December 31 was as follows:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Note payable due in 2000, at prime rate plus 1%............................  $  --      $   3,000
Equipment financing........................................................      1,966      1,267
Other debt.................................................................         30         40
                                                                             ---------  ---------
Total long-term debt.......................................................      1,996      4,307
Current portion of long-term debt..........................................       (662)      (394)
                                                                             ---------  ---------
Long-term debt, less current portion.......................................  $   1,334  $   3,913
                                                                             ---------  ---------
                                                                             ---------  ---------

    In 1995, the Company entered into an agreement with St. Jude Medical, Inc. whereby the Company agreed to license certain patents to St. Jude Medical, Inc. In connection with the agreement, the Company borrowed $3,000,000 from St. Jude Medical, Inc. in the form of a note. During 1996, upon reaching certain milestones contained in the agreement, the entire note balance automatically converted into deferred royalty income.

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  DEBT AND DEFERRED ROYALTY INCOME (CONTINUED)
    In 1995, the Company entered into a financing agreement with a leasing company to finance up to $2,500,000 of fixed asset purchases. Borrowings under the agreement are payable in monthly installments through 2001, bear interest at rates from 11.8% to 14.3%, and are secured by the financed assets. The Company issued the lender a warrant to purchase 18,800 shares of Series C convertible preferred stock at $6.25 per share, which was exercised in 1996 in connection with the initial public offering.

The carrying value of the Company's long-term debt approximates its fair value.

    As of December 31, 1996, aggregate debt maturities were as follows:

                                                                                                (IN
                                                                                            THOUSANDS)
1997.....................................................................................    $     662
1998.....................................................................................          805
1999.....................................................................................          407
2000.....................................................................................          110
Thereafter...............................................................................           12
                                                                                                ------
                                                                                             $   1,996
                                                                                                ------
                                                                                                ------

    As of December 31, 1996, the Company has an unused credit facility with a commercial bank of $15,000,000.

5.  STOCKHOLDERS' EQUITY

    CONVERTIBLE PREFERRED STOCK

    Convertible preferred stock at December 31, 1995 was as follows:

                                                                            DESIGNATED    SHARES ISSUED AND
SERIES                                                                        SHARES         OUTSTANDING
--------------------------------------------------------------------------  -----------  -------------------
                                                                                     (IN THOUSANDS)
 A........................................................................       5,200            5,080
 B........................................................................       1,840            1,591
 C........................................................................       3,200            2,566
                                                                            -----------           -----
Total preferred stock.....................................................      10,240            9,237
                                                                            -----------           -----
                                                                            -----------           -----

    The preferred stock was converted to Common Stock in connection with the Company's initial public offering.

    COMMON STOCK

    At December 31, 1996, 2,620,000 shares of outstanding common stock owned by employees of and consultants to the Company were subject to repurchase, at the option of the Company, at the original purchase price in the event of the termination of their employment or consulting relationship.

    STOCK OPTION PLANS

    Under the 1993 Stock Option Plan (the 1993 Plan), the Company may grant incentive and nonstatutory stock options to purchase up to 6,720,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 85% of the fair value of the stock at the date of grant for nonstatutory stock options and 100% of the fair value of the stock at the date of grant for incentive stock options as determined by the Board of Directors. Generally, options vest under such conditions as determined by the Board of Directors, typically over a five year period, and expire after ten years. During 1996, the Company adopted the 1996 Stock Option Plan (the 1996
Plan), under which the Company reserved 2,110,000 shares of common stock for issuance to employees, consultants and directors of the Company in addition to the 3,390,000 shares incorporated from the 1993 plan.

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)
    Activity under the Stock Option Plans is as follows:

                                                                            OUTSTANDING OPTIONS
                                                                --------------------------------------------
                                                     SHARES                                       AGGREGATE
                                                    AVAILABLE    NUMBER OF                        EXERCISE
                                                    FOR GRANT     SHARES      PRICE PER SHARE       PRICE
                                                   -----------  -----------  ------------------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 31, 1993.....................         850          430   $     0.063          $      27
  Shares authorized..............................       1,600       --       $       --              --
  Options granted................................      (1,243)       1,243   $  0.063 - $ 0.375         339
  Options exercised..............................      --              (62)  $  0.063 - $ 0.375         (11)
  Options canceled...............................          53          (53)  $  0.063 - $ 0.375         (16)
                                                   -----------  -----------                      -----------

Balance at December 31, 1994.....................       1,260        1,558   $  0.063 - $ 0.375         339
  Shares authorized..............................       3,840       --       $       --              --
  Options granted................................      (3,586)       3,586   $  0.375 - $ 0.781       1,565
  Options exercised..............................      --           (3,093)  $  0.063 - $ 0.781      (1,214)
  Options canceled...............................          48          (48)  $  0.063 - $ 0.375         (10)
                                                   -----------  -----------                      -----------
Balance at December 31, 1995.....................       1,562        2,003   $  0.063 - $ 0.781         680
  Shares authorized..............................       2,110       --       $       --              --
  Options granted................................      (2,160)       2,160   $  0.781 - $41.000      31,575
  Options exercised..............................      --             (327)  $   0.063 - $29.25         (67)
  Options canceled...............................         399         (399)  $   0.063 - $39.50      (1,045)
                                                   -----------  -----------                      -----------
Balance at December 31, 1996.....................       1,911        3,437   $   0.063 - $41.00   $  31,143
                                                   -----------  -----------                      -----------
                                                   -----------  -----------                      -----------

    In addition, during 1996 the Company issued 940,000 nonstatutory options outside of the plans to employees. These options have exercise prices ranging from $21.75 to $25.625.

    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1996:

                               OPTIONS OUTSTANDING
                   -------------------------------------------    OPTIONS EXERCISABLE
                                   WEIGHTED                     ------------------------
                                    AVERAGE        WEIGHTED                    WEIGHTED
                                   REMAINING        AVERAGE                     AVERAGE
    RANGE OF         NUMBER       CONTRACTUAL      EXERCISE        NUMBER      EXERCISE
 EXERCISE PRICES    OF SHARES        LIFE            PRICE        OF SHARES      PRICE
-----------------  -----------  ---------------  -------------  -------------  ---------
                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$   0.06 - $ 7.50       2,335            9.2       $   2.834            736    $   0.999
$   7.51 - $15.00         245            9.2       $  12.566              7    $  11.786
$  15.01 - $25.00       1,183            9.5       $  21.813             56    $  21.400
$  25.01 - $35.00         542            9.7       $  26.400              1    $  29.826
$  35.01 - $45.00          72            9.4       $  38.826              1    $  36.868
                                          --
                        -----                    -------------          ---    ---------
                        4,377            9.4       $  12.021            801    $   3.213
                                          --
                                          --
                        -----                    -------------          ---    ---------
                        -----                    -------------          ---    ---------

    At December 31, 1995, options to purchase 845,000 shares of common stock were exercisable.

    STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires use of option

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)
valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: Expected dividend yield of 0%, expected stock price volatility of 67%, risk-free interest rate of 5.97%, and the expected life of options of 3 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                                1996           1995
                                                                           --------------  -------------
Net loss -- as reported..................................................  $  (34,054,000) $  (9,353,000)
Net loss -- pro forma....................................................  $  (38,166,000) $  (9,501,000)
Loss per share -- as reported............................................  $        (1.50) $        (.47)
Loss per share -- pro forma..............................................  $        (1.68) $        (.48)

    The weighted average fair value of options granted in 1996 and 1995 was $7.41 and $0.22 per share, respectively. The weighted-average remaining contractual life of all options outstanding at December 31, 1996 is 9.4 years.

    The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995, and the compensation expense that will be recognized in future years as the graded vesting periods become exercisable.

    STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock at the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period of up to an aggregate total of 240,000 shares of the Company's common stock. During the year ended December 31, 1996, 19,000 shares were issued under the Purchase Plan.

    SHAREHOLDER RIGHTS PLAN

    On March 26, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock outstanding on the effective date of the Offering. Each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of the Company's common

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  STOCKHOLDERS' EQUITY (CONTINUED)
stock, at an exercise price of $0.001 per share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 20% or more of the Company's capital stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.001 per Right. For a limited period of time after the announcement of any such acquisition or offer, each Right becomes exercisable or, at the discretion of Board, may be exchanged for one share of common stock per Right. The Rights expire in the year 2006.

    COMMON STOCK RESERVED

    At December 31, 1996, the Company has reserved shares of common stock for future issuances as follows:

                                                                                 (IN THOUSANDS)
Stock option plans.............................................................         5,348
Stock options outside the plans................................................           940
Stock purchase plan............................................................           221
Stock warrants.................................................................            18
                                                                                        -----

  Total........................................................................         6,527
                                                                                        -----
                                                                                        -----

    STOCK SPLIT

    On April 25, 1996, the Company effected a 1.6-for-1 split of the Company's common stock. All outstanding share and per share amounts have been retroactively adjusted to reflect the stock split.

6.  INCOME TAXES

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for 1996, 1995, or 1994.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                                                       1996       1995
                                                                                    ----------  ---------
                                                                                       (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards................................................  $   16,900  $   5,400
  Research credit carryforwards...................................................         900        430
  Capitalized research and development............................................         500        570
  Acquired patent.................................................................       1,800     --
  Other temporary differences.....................................................         600        430
                                                                                    ----------  ---------
    Total deferred tax assets.....................................................      20,700      6,830
Valuation allowance...............................................................     (20,700)    (6,830)
                                                                                    ----------  ---------
    Net deferred tax assets.......................................................  $   --      $  --
                                                                                    ----------  ---------
                                                                                    ----------  ---------

    Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1996 and 1995 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $13,870,000, $3,905,000, and $1,900,000 for fiscal years 1996, 1995, and 1994, respectively.

                                HEARTPORT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES (CONTINUED)
    As of December 31, 1996, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $43,000,000 and $39,000,000 respectively, which will expire from 1999 through 2011. As of December 31, 1996, the Company also had research and development tax credit carryforwards of approximately $550,000 and $500,000, respectively, for federal and California tax purposes, which will expire in years 2007 through 2011, if not used.

    Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

7.  PATENT ACQUISITION

    Patent acquisition expenses consist of the cost to acquire a United States patent and related rights from Endosurgical Development Corporation for consideration consisting of shares of Common Stock and cash, for a total expense of $5,216,000.

8.  EMPLOYEE BENEFIT PLAN

    The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax salary, up to statutory limits. The Company currently does not match employee contributions made to the savings plan.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OFFICERS AND DIRECTORS

      The officers and directors of the Company, and their ages as of December 31, 1996, are as follows:

          NAME                      AGE                POSITION
          ----                      ---                --------
Wesley D. Sterman, M.D.             36     President, Chief Executive Officer,
                                             Director, and Co-Founder

Richard B. Brewer                   45     Chief Operating Officer

David B. Singer                     34     Senior Vice President, Finance and
                                             Chief Financial Officer

Bradford J. Shafer                  36     General Counsel and Secretary

Robert J. Chin, Ph.D.               51     Vice President of Regulatory Affairs
                                             and Quality Assurance

Hanson S. Gifford, III              36     Vice President of Research and
                                             Development

Timothy J. Haines                   39     Vice President and Managing
                                             Director, Europe

Steven E. Johnson                   38     Vice President of Manufacturing

C. Richard Neely, Jr.               42     Vice President, Finance and
                                             Controller

Lawrence C. Siegel, M.D.            39     Vice President of Clinical Affairs

Casey M. Tansey                     39     Vice President of Sales and
                                             Marketing

Frank M. Fischer(1)                 55     Director

Robert V. Gunderson, Jr.(2)         45     Director

Joseph S. Lacob(2)                  41     Director

John H. Stevens, M.D.               36     Director and Co-Founder

Petri T. Vainio, M.D.(1)            37     Director

Steven C. Wheelwright, Ph.D.(1)(2)  53     Director
_____________
(1) Member of Compensation Committee
(2) Member of Audit Committee

      WESLEY D. STERMAN, M.D. founded the Company with Dr. Stevens in May, 1991, and has served as the Company's President and Chief Executive Officer since that time. Prior to founding the Company, Dr. Sterman was founder, President and Chief Executive Officer of EndoVascular Technologies, Inc., a medical device manufacturer, from July, 1989 to September, 1991. Dr. Sterman has B.S. degrees both in Biology and in Chemistry from Stanford University. Dr. Sterman received an M.D. from the Stanford University School of Medicine and an M.B.A. from the Graduate School of Business at Stanford University, where he was an Arjay Miller Scholar.

      RICHARD B. BREWER has been Chief Operating Officer of the Company since January 22, 1997 and served as Executive Vice President of Operations of the Company since February, 1996. Prior to joining the Company, Mr. Brewer served in various capacities with Genentech, Inc., a biotechnology company, from 1984 to 1995, most recently as Senior Vice President, U.S. Sales and Marketing, Genentech Europe Ltd., and Genentech Canada, Inc. Mr. Brewer earned a B.S. from Virginia Polytechnic Institute and an M.B.A. from Northwestern University.

      DAVID B. SINGER has been Senior Vice President, Finance and Chief Financial Officer of the Company since June, 1996. Prior to joining the Company, Mr. Singer served as President, Chief Executive Officer and a Director of Affymetrix, Inc., a genomics and diagnostic company. From November, 1990 to February, 1993, Mr. Singer served in various senior management roles of Affymax N.V., a biotechnology company, including Vice President, Finance and Treasurer. From 1988 to 1990, Mr. Singer was an assistant to various senior officers of Baxter Healthcare Corporation ("Baxter"), a medical supply company. Mr. Singer serves on the Board of Directors of Affymetrix, Inc. Mr. Singer holds a B.A. from Yale University and an M.B.A. from the Graduate School of Business at Stanford University.


                                     III-1

      BRADFORD J. SHAFER has been General Counsel and Secretary of the Company since July, 1996. From July, 1985 until July, 1996, he was an attorney with the law firm of Brobeck, Phleger & Harrison LLP, where he was a partner since January, 1993. Mr. Shafer holds a B.A. from the University of the Pacific and a J.D. from the University of California, Hastings College of the Law.

      ROBERT J. CHIN has been Vice President of Regulatory Affairs and Quality Assurance of the Company since January, 1995. He also served as Vice President of Clinical Affairs of the Company from January 1995 until November, 1996. From 1977 until April, 1994, Dr. Chin served in various capacities with Baxter. His most recent position at Baxter was Vice President, Quality Assurance and Regulatory Affairs for the Edwards C.V.S. Division, a manufacturer and supplier of heart valve therapies. From April, 1994 until joining the Company in 1995, Dr. Chin served as Vice President, Regulatory and Clinical Affairs and Quality Assurance of Imagyn Medical, a medical device company. Dr. Chin earned a B.S. in Engineering, an M.S. in Chemical Engineering and a Ph.D in Electrochemical Engineering all from the University of California at Los Angeles. Dr. Chin is a Professional Engineer, and has received Regulatory Affairs Certification by the Regulatory Affairs Professional Society.

      HANSON S. GIFFORD, III, has been Vice President of Research and Development of the Company since February, 1996. Prior to that time, Mr. Gifford served as the Company's Director of Research and Development beginning in July, 1993. From 1992 to 1993, he served as Managing Director of Bavaria Medizin Technologie, GmbH, a German medical device company. From 1990 to 1991, he served as President of Cardiovascular Therapeutic Technologies, Inc., a medical device company. From 1985 to 1990, he served in various research and development, clinical research, and marketing capacities at Devices for Vascular Intervention, Inc., a medical device company. Mr. Gifford earned a B.S. in Mechanical Engineering from Cornell University.

      TIMOTHY J. HAINES has been the Managing Director, Europe since March, 1997. From July, 1993 until joining the Company, Mr. Haines was employed by Datascope Corporation where he was President of Intravascular, Inc., a vascular graft subsidiary, and subsequently President of the Patient Monitoring Division. From September, 1990 until July, 1993 Mr. Haines was Vice President, Operations of Telectronics Inc. Mr. Haines received a B.S. in Economics from Exeter University (England) and an M.B.A. from INSEAD European School of Management (France).

      STEVEN E. JOHNSON has been Vice President of Manufacturing of the Company since August, 1994. Prior to joining the Company, Mr. Johnson served in various capacities with Advanced Cardiovascular Systems, Inc., a medical device company, from 1983 to 1994, most recently as Vice President, Manufacturing. Mr. Johnson earned a B.S. in Industrial Engineering from GMI Engineering and Management Institute.

      C. RICHARD NEELY, JR. has been Vice President, Finance and Controller of the Company since December, 1996. Prior to joining the Company, Mr. Neely served as Vice President and Chief Financial Officer of Sanmina Corporation, an electronics manufacturing company, from April, 1996 to August, 1996. Mr. Neely served in various capacities with Advanced Micro Devices, Inc., a semiconductor company, from 1980 to April, 1996, most recently as Director and Group Controller. Mr. Neely earned a B.A. in Economics from Whitman College and a M.B.A. from the University of Chicago.

      LAWRENCE C. SIEGEL, M.D. has been Vice President of Clinical Affairs of the Company since November, 1996. Prior to joining the Company, Dr. Siegel served in various capacities with the Stanford University School of Medicine from 1986 to 1996, most recently as Associate Professor of Anesthesia and Chief of Cardiovascular Anesthesiology. Dr. Siegel earned a B.S. in Electrical Engineering from Massachusetts Institute of Technology and a M.D. from Harvard Medical School. Dr. Siegel is a board certified anesthesiologist.

      CASEY M. TANSEY has been Vice President of Sales and Marketing of the Company since December, 1995. From 1988 until joining the Company in 1995, Mr. Tansey served in various capacities with the Edwards C.V.S. Division of Baxter. Mr. Tansey's most recent position at Baxter/Edwards was Vice President, North American Sales. Mr. Tansey earned a B.S. in Business Administration and an M.B.A. from the College of Notre Dame.

      FRANK M. FISCHER has been a Director of the Company since October, 1992. Mr. Fischer has been the President and Chief Executive Officer and a Director of Ventritex, Inc., a manufacturer of implantable cardiac defibrillators, since July, 1987. From May, 1977 until joining Ventritex, Mr. Fischer held various positions with


                                    III-2

Cordis Corporation, a manufacturer of medical products, serving most recently as President of the Implantable Products Division. Mr. Fischer serves on the Board of Directors of Heartstream, Inc., a medical device company. Mr. Fischer holds an M.S. in Management from Rensselaer Polytechnic Institute.

      ROBERT V. GUNDERSON, JR. has been a Director of the Company since May, 1995. Mr. Gunderson has been a partner of the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, since its formation in September, 1995. From May, 1988, until September, 1995, Mr. Gunderson was a partner of the law firm of Brobeck, Phleger & Harrison, LLP. Mr. Gunderson holds an M.A. from Stanford University, an M.B.A. in finance from the Wharton School, University of Pennsylvania and a J.D. from the University of Chicago.

      JOSEPH S. LACOB has been a Director of the Company since April, 1992. Mr. Lacob is a general partner of Kleiner Perkins Caufield & Byers ("Kleiner Perkins"), a venture capital firm he joined in 1987. Prior to joining Kleiner Perkins, he was Marketing Manager for Cetus Corporation, a biotechnology company. Mr. Lacob serves as Chairman of the Board of Directors of CellPro, Incorporated, and is a Director of Pharmacyclics, Inc. and eight privately held companies. Mr. Lacob holds a B.S. in Biochemistry from the University of California at Irvine, a Masters in Public Health from the University of California at Los Angeles, and an M.B.A. from the Graduate School of Business at Stanford University.

      JOHN H. STEVENS, M.D. founded the Company with Dr. Sterman in May, 1991, and has been a Director of the Company since that time. Dr. Stevens is a member of the Stanford University Medical Center team that performed the ten Port-Access CABG Phase I clinical trial procedures and which has been performing Port-Access CABG and MVR procedures on a regular basis since FDA clearance was received in October, 1996. Formerly Chief Resident of the Department of Cardiothoracic Surgery at the Stanford University School of Medicine, and Senior Registrar in Cardiothoracic Surgery at the Great Ormond Street Hospital for Sick Children in London, England, Dr. Stevens is now an Associate Professor in the Department of Cardiothoracic Surgery at Stanford University School of Medicine. Dr. Stevens earned B.U.S. and B.S. degrees in Communications and Psychology from the University of Utah and an M.D. from Stanford University.

      PETRI T. VAINIO, M.D. has been a Director of the Company since April, 1992. Dr. Vainio is a general partner of Sierra Ventures, a venture capital firm he joined in 1988. He currently serves on the Board of Directors of Connective Therapeutics, Inc., a biotechnology company. Dr. Vainio holds M.D. and Ph.D. degrees from the University of Helsinki, Finland, and an M.B.A. from the Graduate School of Business at Stanford University.

      STEVEN C. WHEELWRIGHT has been a Director of the Company since January, 1995. Dr. Wheelwright currently serves as a senior associate dean at the Graduate School of Business, Harvard University, where he has been a professor since July, 1988. Dr. Wheelwright additionally served in the same position from August, 1985, to August, 1986. From August, 1986 to August, 1988, Dr. Wheelwright served as a professor at the Graduate School of Business at Stanford University. Dr. Wheelwright is also a member of the Board of Directors of Quantum Corporation, a mass storage device company, T.J. International Corporation, an engineered wood products company, and Alleghany-Ludlum Steel Corporation, a specialty steel company.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.


                                     III-3

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.


                                    III-4

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
 2.1+ Agreement and Plan of Merger dated April 3, 1995, for the reincorporation merger of Stanford Surgical Technology, Inc., a California corporation, into Heartport, Inc., a Delaware corporation.

 3.1+              Restated Certificate of Incorporation.

 3.2+              Bylaws of the Registrant.

 4.1               Reference is made to Exhibits 3.1 and  3.2.

 4.2+              Specimen Common Stock certificate.

 4.3+ Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April 17, 1995.

 4.4 Rights Agreement between the Registrant and the First National Bank of Boston dated April 25, 1996.

10.1+ Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.

10.2+              1993 Stock Option Plan and forms of agreements thereunder.

10.3               1996 Stock Option Plan as amended and restated
                   October 21, 1996.

10.4               Employee Stock Purchase Plan, as amended and restated
                   October 21, 1996.

10.5+              Real Property Lease between the Registrant and
                   Metropolitan Insurance Company dated September 21, 1992, as amended.

10.6+ Equipment Financing Agreement between the Registrant and Lease Management Services, Inc. dated February 23, 1995.

10.7+*             Agreement between the Company and St. Jude Medical, Inc.
                   dated September 11, 1995.

10.8 Third Amendment to Lease Agreement between Heartport Research and Training Center, Inc. and University of Utah Research Foundation dated as of October 25, 1996.

10.9* Amendment to agreement between Registrant and St. Jude Medical, Inc. dated January 31, 1997.

10.10 Loan and Security Agreement dated December 31, 1996 between the Registrant and Silicon Valley Bank.

11.1               Computation of Net Loss Per Share.

23.1               Consent of Ernst & Young LLP, Independent Auditors.

27.1               Financial Data Schedule

___________

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

(b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c) EXHIBITS

      See paragraph (a).

(d) The following financial statement schedules required by Regulation S-X are filed herewith:

                    SCHEDULE NO.                DESCRIPTION
                    ------------                -----------
                        II           Valuation and Qualifying Accounts

              All other schedules are not applicable.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 26th day of March, 1997.

                                    HEARTPORT, INC.

                                    By:   /s/ Wesley D. Sterman, M.D.
                                        ---------------------------------
                                        Wesley D. Sterman, M.D.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                POWER OF ATTORNEY

      Know all persons by these presents, that each person whose signature appears below constitutes and appoints jointly and severally, Wesley D. Sterman and David B. Singer, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                        DATE
        ---------                       -----                        ----

 /s/ Wesley D. Sterman, M.D.     President, Chief Executive      March 26, 1997
-----------------------------    Officer and Director
Wesley D. Sterman, M.D.          (Principal Executive
                                 Officer)

 /s/ David B. Singer             Senior Vice President,          March 26, 1997
-----------------------------    Finance and Chief Financial
David B. Singer                  Officer (Principal Financial
                                 and Accounting Officer)

 /s/ Frank M. Fischer            Director                         March 26, 1997
-----------------------------
Frank M. Fischer

 /s/ Robert V. Gunderson, Jr.    Director                         March 26, 1997
-----------------------------
Robert V. Gunderson, Jr.

 /s/ Joseph S. Lacob             Director                         March 26, 1997
-----------------------------
Joseph S. Lacob

 /s/ John H. Stevens, M.D.       Director                         March 26, 1997
-----------------------------
John H. Stevens, M.D.

 /s/ Petri T. Vainio, M.D.       Director                         March 26, 1997
-----------------------------
Petri T. Vainio, M.D.

 /s/ Steven C. Wheelwright       Director                         March 26, 1997
-----------------------------
Steven C. Wheelwright

                                                                 SCHEDULE II


                             HEARTPORT, INC.
                   VALUATION AND QUALIFYING ACCOUNTS

                                                    Additions
                                        Balance     Charged to                   Balance
                                       Beginning     Costs and                     End
                                       of Period     Expenses     Deductions     of Period
                                       ---------    ----------    ----------     ---------
                                                         (in thousands)
Year Ended December 31, 1996
  Allowance for doubtful accounts          $-           $33           $-            $33

Year Ended December 31, 1995
  Allowance for doubtful accounts          $-           $-            $-            $-

Year Ended December 31, 1994
  Allowance for doubtful accounts          $-           $-            $-            $-