Form 10-K405/A
period 1996-12-31
HEARTPORT INC
filed 1997-04-21
CIK 1009871

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                -------------

                                 FORM 10-K/A
                                -------------

                               AMENDMENT NO. 1

                                     TO

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

INTRODUCTION

      Heartport, Inc. ("Heartport" or the "Company") has developed and is marketing proprietary systems and novel procedures that are designed to enable cardiac surgeons to perform a wide range of heart surgeries in a minimally invasive manner through small incisions, or "ports," between the ribs without the need to crack open the chest as required in conventional heart surgery. Although fundamentally changing the means of providing access to the heart, the Company's Port-Access-TM- surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes that its systems and procedures have the potential to offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. As of March 21, 1997, to the Company's knowledge, the Company's systems have been used to complete 211 Port-Access coronary artery bypass graft ("CABG") procedures (143 single vessel, 46 double vessel, 19 triple vessel and 3 quadruple vessel) and 176 Port-Access mitral valve procedures (79 repairs and 97 replacements). The Company believes that its Port-Access systems and procedures will have a significant impact on the field of heart surgery in the same way that minimally invasive surgical procedures such as laparoscopy impacted general surgery and arthroscopy impacted orthopedic surgery.

      The Company markets its Port-Access systems with a direct sales force in the United States and Europe. Once a purchase order from a hospital or medical center is received, the Company trains the surgical team in Port-Access systems and procedures. As of March 21, 1997, 70 teams have completed Port-Access training and 43 have initiated human cases. The Company has a 50,000 sq. ft. cardiovascular research and training facility in Utah for training U.S. surgical teams. European surgical teams are trained at a facility in Sweden.

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

      Although PTCA is less invasive than conventional CABG, a major drawback of PTCA is the high rate of restenosis, or renarrowing of the blood vessel at the treatment site. Restenosis within six months following a PTCA procedure occurs at rates ranging from 15% to 50%. The majority of PTCA patients eventually undergo another PTCA procedure or require CABG surgery. Although the cost of a single PTCA procedure may be substantially less than a conventional CABG procedure, a recent study indicated that three years after the procedure, PTCA has no cost advantage over conventional open-chest CABG due to the need for subsequent interventions. Furthermore, another recent study concluded that the quality of life, post intervention, is higher for conventional open-heart surgery patients because of the follow-up interventions required in PTCA. The Company believes that the dramatic reduction in trauma associated with the Port-Access approach will magnify this advantage. More recently, clinicians have begun to employ mechanical coronary artery stents, metal prostheses designed to hold open arteries, as a means of preventing restenosis. Although long-term clinical data is not yet available, stents appear to reduce but not eliminate the problem of restenosis associated with non-surgical treatment of CAD.

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

      ESTABLISH PORT-ACCESS MINIMALLY INVASIVE CARDIAC SURGERY AS A STANDARD OF CARE FOR CAD AND VHD. The Company believes that it is the first to design, develop, and receive FDA-clearance for devices and systems for the minimally invasive surgical treatment of CAD and VHD. The Company is currently introducing its proprietary technology to leading cardiac surgery centers in the United States and Europe. Prior to shipment, the Company provides its customers with extensive training on the EndoCPB, Port-Access CABG System and Port-Access MVR System and procedures at either the Heartport Research and Training Center ("HRTC") in Utah or at a facility in Sweden. As of March 21, 1997, 70 surgical teams have been through the Company's training program, of which 43 have begun performing procedures. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery.

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

      PROMOTE PORT-ACCESS PARTNERSHIPS. The Company has developed a procedural selling approach to market its systems to cardiac surgeons, called the Port-Access Partnership-SM-. The Company intends to utilize its Port-Access Partnership to promote customer loyalty. In the partnership, the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

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

      COMPLEMENT INTERNAL PRODUCT DEVELOPMENT WITH STRATEGIC ALLIANCES. The Company intends to leverage its technology platform through strategic alliances with corporate partners. In September, 1995, the Company formed a strategic relationship with St. Jude Medical, Inc. ("St. Jude Medical"), the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access delivery. The Company receives royalties from St. Jude Medical upon sale of certain St. Jude Medical products that incorporate the Company's proprietary technology. The Company expects to pursue additional strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing and marketing of certain of its potential products and procedures. See "Strategic Relationships."

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

      To meet anticipated demand, the Company must increase the rate by which it manufactures its products. Until recently, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing, clinical trials and initial low volume commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in commercial quantities. Although the Company is scaling up its capacity to produce products in volume to support its commercial launch, there can be no assurance that it will be able to make the transition to commercial production successfully. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. While the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met.

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

      The Company has developed a procedural selling approach to market its systems to cardiac surgeons, called the Port-Access Partnership-TM-. The Company intends to utilize its Port-Access Partnership to promote customer loyalty. In the partnership, Heartport trains the center's surgical team, supplies patient and referring physicians educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

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

      The effective and rapid training of surgical teams in the use of Heartport's systems and devices is critical to the Company's efforts to develop its business. To that end, in October, 1996 the Company acquired substantially all of the assets of Utah Biomedical Test Laboratory ("UBTL"). UBTL's Utah facility was established in the early 1970s to be the home of the United States government's artificial heart program. This 50,000 square foot facility, now called the Heartport Research and Training Center ("HRTC"), is currently in the process of being converted into a state-of-the-art cardiovascular research and training center. Surgical teams began training at HRTC in January, 1997. In addition, the Company has a contract facility in Sweden where it trains European surgical teams. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD, and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. Finally, the Company anticipates there will be presentations on Port-Access procedures by investigators at national and international meetings and the publication of scholarly reports in peer-reviewed publications.

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

      Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under Section 510(k) of the FDC Act or a PMA application under

Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. It generally takes from four to twelve months from the date of submission to obtain FDA clearance of a 510(k) notification, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

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

      If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter" containing a number of conditions which must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval of the PMA application, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case the PMA could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain, and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

      Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Toward the end of the clearance or approval process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements. The FDA is currently implementing changes to the GMP regulations that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements.

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

EMPLOYEES

      As of December 31, 1996, the Company had a total of 275 employees.
The Company maintains compensation, benefit, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING REQUIREMENTS

      Use of the Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System to date has shown that, as with any novel surgical procedure, there is a significant learning process involved for surgeons and other members of the cardiac surgery team to become proficient. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon what kind of condition they have and how severe it is. These patients include people with severe peripheral vascular disease (arteriosclerosis), a poorly functioning aortic valve, an enlarged heart, or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. Although the Company has begun to train physicians at its Utah facility and at a facility in Sweden, there can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

      To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing, clinical trials and initial low-volume commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in commercial quantities. Although the Company is scaling up its capability to produce products in volume to support its commercial launch, there can be no assurance that it will be able to make the transition to commercial production successfully. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. While the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with GMP requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met. See "Manufacturing."

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

      Since its inception in May, 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. In December, 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive physician training and selling activities. Through its "Port-Access Partnership" program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. Since December 31, 1996, substantially all of the Company's product sales have been in connection with initial purchase orders for disposable products from centers participating in the Port-Access Partnership program.

      The Company only recently began to generate revenue from the sale of products and has been unprofitable since inception. For the period from inception to December 31, 1996, the Company has incurred cumulative net losses of approximately $50.6 million. For at least the next 18 months, the Company expects to continue to incur significant losses and expects to incur losses in 1997 in excess of those incurred in 1996. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

MANAGEMENT OF EXPANDING OPERATIONS; ACQUISITIONS

      The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel and systems. In this respect, the Company hired a significant number of new employees in the second half of 1996 and expects to continue hiring during 1997. In order to compete effectively against current and future competitors, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, clinical affairs, manufacturing and sales and marketing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating, and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures, and controls, and to expand, train, motivate, and manage its work force. The Company has recently installed an integrated financial, manufacturing, and inventory information system. There can be no assurance that such system will be adequate to meet the Company's requirements. Although the Company has recently hired several new members of management, all of the foregoing demands will require additional management personnel as well. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently implementing major revisions to its GMP regulations that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Government Regulation."

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

ITEM 2.PROPERTIES.

      The Company's principal administrative, sales, manufacturing, and research and development facility occupies approximately 70,000 square feet in three adjacent buildings in an office park in Redwood City, California, pursuant to leases which expire between April, 1999 and July, 1999. The Company is currently negotiating for approximately an additional 15,000 square feet of manufacturing and office space in another building in the same office park. The Company believes its facilities will be adequate through the end of 1997, but the Company will need additional space thereafter. The Heartport Research and Training Center occupies approximately 50,000 square feet in Utah. The initial term of the lease on this facility expires in December, 2001.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      Since its inception in May, 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December, 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive physician training and selling activities. Through its "Port-Access Partnership" program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. Since December 31, 1996, substantially all of the Company's product sales have been in connection with initial purchase orders for disposable products from centers participating in the Port-Access Partnership program.

      The Company has hired a significant number of employees each year to conduct and support its research and development and product commercialization activities. At December 31, 1996, 1995, and 1994, the Company had 275, 73, and 44 employees, respectively. The Company anticipates that its workforce will continue to grow rapidly in the next several years to support product development, clinical affairs and training, manufacturing, and sales and marketing.

      The Company only recently began to generate revenue from the sale of products, and it has been unprofitable since inception. For the period from inception to December 31, 1996, the Company has incurred cumulative net losses of approximately $50.6 million. For at least the next 18 months, the Company expects to continue to incur significant losses, and expects to incur losses in 1997 in excess of those incurred in 1996.

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

      COST OF GOODS SOLD. Cost of goods sold of $561,000 in 1996 consisted primarily of material, labor and overhead costs associated with manufacturing the Company's disposable and reusable devices in its EndoCPB, Port-Access CABG, and Port-Access MVR systems sold.

      Because cost of goods sold includes the cost of the Company's reusable devices, for which the Company receives no corresponding revenue under the Company's Port-Access Partnership sales model, the Company's gross margin will vary significantly based upon the mix of reusable and disposable devices shipped. During periods where net sales to new centers in the Port-Access Partnership program constitute a significant percentage of total net sales, and as a result, reusable devices shipped by the Company account for a significant percentage of total devices shipped, the Company's gross margin will be low. As repeat sales of disposable devices to previously trained centers increase, the Company expects margins to improve. In addition, if the Company is able to improve its yield and manufacturing efficiencies in the production of its devices, the Company believes its gross margins will also improve.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, physician training, and regulatory submissions, as well as costs incurred in producing products for research and development activities, physician training, and clinical trials, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. In addition, prior to commercialization of the Company's products, costs incurred in physician training were included in the Company's research and development expenses. Research and development expenses increased to $21.1 million in 1996 from $8.5 million in 1995 and $4.2 million in 1994. The increase from 1995 to 1996 was attributable to an increase in physician training and in manufacturing expenses related to the production of products for physician training and clinical trials, as well as to an increase in research and development staffing. The increase from 1994 to 1995 was primarily attributable to an increase in research and development staffing. The Company anticipates that it will continue to devote substantial resources to research and development. However, the Company anticipates that research and development expenses will not change significantly in 1997 as start-up costs for manufacturing and physician training incurred during the Company's development phase will not recur in 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for administrative, sales and marketing personnel, as well as legal, accounting and other professional fees. Selling, general and administrative expenses increased to $11.2 million in 1996 from $1.2 million in 1995 and $734,000 in 1994. The increase from 1995 to 1996 was primarily due to increased hiring of sales and marketing personnel in anticipation of the Company's product launch and increased administrative staffing and associated expenses necessary to manage and support the Company's increased scale of operations. Since commercialization of the Company's products, physician training costs have been included in the Company's selling, general and administrative expenses. As a result, the Company believes that its selling, general and administrative expenses will continue to increase substantially as it expands its physician training activities, builds its sales force, marketing staff and administrative staff, and incurs other costs in connection with commercialization of its products and the support of its growing operations.

      PATENT ACQUISITION EXPENSE. Patent acquisition expense of $5.2 million consists of the cost to acquire a United States patent, several pending U.S. patent applications, and related rights from Endosurgical Development Corporation in July, 1996 for consideration consisting of shares of Common Stock and cash. See Note 7 of Notes to Consolidated Financial Statements.

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

      INTEREST EXPENSE. Interest expense represents interest on long-term debt. Interest expense increased to $592,000 in 1996 from $189,000 in 1995. The Company had no long-term debt until March, 1995. See Note 4 of Notes to Consolidated Financial Statements.

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

      Capital expenditures for equipment and leasehold improvements to support the Company's expanded operations were approximately $6.1 million, $875,000, and $703,000 in 1996, 1995, and 1994, respectively. The expenditures in 1996 were primarily incurred in the acquisition of equipment for research and development and physician training and in the expansion of the Company's administrative facilities and manufacturing capacity. The Company expects that its capital expenditures will continue to grow as the Company's employee base and manufacturing operations expand. In addition, the Company presently plans to spend approximately $11.0 million in 1997 for capital expenditures related to training facility improvements and the expansion of its manufacturing capacity and facilities. At December 31, 1996, the Company had approximately $89.9 million in cash, cash equivalents, and short-term investments and approximately $87.6 million in working capital.

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

      STEVEN C. WHEELWRIGHT has been a Director of the Company since January, 1995. Dr. Wheelwright currently serves as a senior associate dean at the Graduate School of Business, Harvard University, where he has been a professor since July, 1988. Dr. Wheelwright additionally served as a professor of the Graduate School of Business, Harvard University, from August, 1985, to August, 1986. From August, 1986 to August, 1988, Dr. Wheelwright served as a professor at the Graduate School of Business at Stanford University. Dr. Wheelwright is also a member of the Board of Directors of Quantum Corporation, a mass storage device company, T.J. International Corporation, an engineered wood products company, and Alleghany-Ludlum Steel Corporation, a specialty steel company.

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

 4.2+              Specimen Common Stock certificate.

 4.3+ Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April 17, 1995.

 4.4# Rights Agreement between the Registrant and the First National Bank of Boston dated April 25, 1996.

10.1+ Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.

10.2+              1993 Stock Option Plan and forms of agreements thereunder.

10.3#              1996 Stock Option Plan as amended and restated
                   October 21, 1996.

10.4#              Employee Stock Purchase Plan, as amended and restated
                   October 21, 1996.

10.5+              Real Property Lease between the Registrant and
                   Metropolitan Insurance Company dated September 21, 1992, as amended.

10.6+ Equipment Financing Agreement between the Registrant and Lease Management Services, Inc. dated February 23, 1995.

10.7+*             Agreement between the Company and St. Jude Medical, Inc.
                   dated September 11, 1995.

10.8# Third Amendment to Lease Agreement between Heartport Research and Training Center, Inc. and University of Utah Research Foundation dated as of October 25, 1996.

10.9* Amendment to agreement between Registrant and St. Jude Medical, Inc. dated January 31, 1997.

10.10# Loan and Security Agreement dated December 31, 1996 between the Registrant and Silicon Valley Bank.

11.1#              Computation of Net Loss Per Share.

23.1#              Consent of Ernst & Young LLP, Independent Auditors.

27.1#              Financial Data Schedule

___________

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

#  Previously filed.

(b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c) EXHIBITS

      See paragraph (a).

(d) The following financial statement schedules required by Regulation S-X are filed herewith:

                    SCHEDULE NO.                DESCRIPTION
                    ------------                -----------
                        II           Valuation and Qualifying Accounts

              All other schedules are not applicable.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 18th day of April, 1997.

                                    HEARTPORT, INC.

                                    By:  /s/ David B. Singer
                                        ---------------------------------
                                        David B. Singer
                                        SENIOR VICE PRESIDENT, FINANCE AND
                                        CHIEF FINANCIAL OFFICER


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                        DATE
        ---------                       -----                        ----

 /s/ Wesley D. Sterman, M.D.*    President, Chief Executive      April 18, 1997
-----------------------------    Officer and Director
Wesley D. Sterman, M.D.          (Principal Executive
                                 Officer)

 /s/ David B. Singer             Senior Vice President,          April 18, 1997
-----------------------------    Finance and Chief Financial
David B. Singer                  Officer (Principal Financial
                                 and Accounting Officer)

 /s/ Frank M. Fischer*           Director                         April 18, 1997
-----------------------------
Frank M. Fischer

 /s/ Robert V. Gunderson, Jr.*   Director                         April 18, 1997
-----------------------------
Robert V. Gunderson, Jr.

 /s/ Joseph S. Lacob*            Director                         April 18, 1997
-----------------------------
Joseph S. Lacob

 /s/ John H. Stevens, M.D.*      Director                         April 18, 1997
-----------------------------
John H. Stevens, M.D.

 /s/ Petri T. Vainio, M.D.*      Director                         April 18, 1997
-----------------------------
Petri T. Vainio, M.D.

 /s/ Steven C. Wheelwright*      Director                         April 18, 1997
-----------------------------
Steven C. Wheelwright

*By:  /s/ David B. Singer
     ------------------------
      David B. Singer
      Attorney-in-Fact

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