Form 10-K/A
period 1996-12-31
HEARTPORT INC
filed 1997-05-14
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2
                                ---------------

                                AMENDMENT NO. 2
                                       TO

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                         Commission file number 0-28266

                            ------------------------

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

                            ------------------------

                                 (415) 306-7900

               Registrant's Telephone Number, Including Area Code

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997: approximately $324 million (based on the last reported sale price of $27.25 per share on March 14, 1997 on the Nasdaq National Market).

    The number of shares of Common Stock outstanding as of March 14, 1997 was 24,567,738.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
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

     10.9*   Amendment to agreement between Registrant and St. Jude Medical, Inc. dated January 31, 1997.

    10.10#   Loan and Security Agreement dated December 31, 1996 between the Registrant and Silicon Valley Bank.

     11.1#   Computation of Net Loss Per Share.

     23.1#   Consent of Ernst & Young LLP, Independent Auditors.

     27.1#   Financial Data Schedule

      99.1   Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

------------------------

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

#  Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 13th day of May, 1997.

                                HEARTPORT, INC.

                                By:             /s/ DAVID B. SINGER
                                     -----------------------------------------
                                                  David B. Singer
                                         SENIOR VICE PRESIDENT, FINANCE AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
 /s/ WESLEY D. STERMAN, M.D.*     Officer and Director
------------------------------    (Principal Executive         May 13, 1997
   Wesley D. Sterman, M.D.        Officer)

                                Senior Vice President,
     /s/ DAVID B. SINGER          Finance and Chief
------------------------------    Financial Officer            May 13, 1997
       David B. Singer            (Principal Financial and
                                  Accounting Officer)

    /s/ FRANK M. FISCHER*
------------------------------  Director                       May 13, 1997
       Frank M. Fischer

   /s/ ROBERT V. GUNDERSON,
             JR.*
------------------------------  Director                       May 13, 1997
   Robert V. Gunderson, Jr.

     /s/ JOSEPH S. LACOB*
------------------------------  Director                       May 13, 1997
       Joseph S. Lacob

  /s/ JOHN H. STEVENS, M.D.*
------------------------------  Director                       May 13, 1997
    John H. Stevens, M.D.

  /s/ PETRI T. VAINIO, M.D.*
------------------------------  Director                       May 13, 1997
    Petri T. Vainio, M.D.

  /s/ STEVEN C. WHEELWRIGHT*
------------------------------  Director                       May 13, 1997
    Steven C. Wheelwright

*By:     /s/ DAVID B. SINGER
      -------------------------
           David B. Singer
          Attorney-in-Fact