Form 10-Q
period 1997-03-31
HEARTPORT INC
filed 1997-05-14
CIK 1009871

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

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
        For the transition period from __________ to__________

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

     As of March 31, 1997 there were 24,589,452 shares of the Registrant's Common Stock outstanding.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 HEARTPORT, INC.
                                    FORM 10-Q
                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 1997
       and December 31, 1996..........................................    3

     Condensed Consolidated Statements of Operations for the
       three months ended March 31, 1997 and March 31, 1996............   4

     Condensed Consolidated Statements of Cash Flows for the
       three months ended March 31, 1997 and March 31, 1996............   5

     Notes to Condensed Consolidated Financial Statements..............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   8

PART II. OTHER INFORMATION

Item 5.  Other  Information............................................  21

Item 6.  Exhibits and Reports on Form 8-K..............................  21

SIGNATURES.............................................................  22


---------------------------------------------------------------------------
Heartport, Port-Access, and EndoCPB are trademarks of the Company.

Port-Access Partnership is a servicemark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                HEARTPORT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)


                                                       MARCH 31,   DECEMBER 31,
                                                         1997        1996 (1)
                                                      -----------  ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $  22,370    $   33,445
  Short-term investments............................      51,584        56,407
  Accounts receivable...............................       2,603           550
  Inventories.......................................       2,911         2,107
  Prepaid expenses and other........................       1,414         1,717
                                                       ---------    ----------
Total current assets................................      80,882        94,226

Property and equipment, net.........................       7,330         6,395

Deposits, intangibles and other assets, net.........       1,222         1,231
                                                       ---------    ----------
Total assets........................................   $  89,434    $  101,852
                                                       ---------    ----------
                                                       ---------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $   2,845    $    4,570
  Accrued compensation and related benefits.........       2,719         1,433
  Current portion of long-term debt.................         662           662
                                                       ---------    ----------
Total current liabilities...........................       6,226         6,665

Noncurrent liabilities:
  Long-term debt, less current portion..............       1,171         1,334
  Other long-term liabilities.......................         305           383
  Deferred royalty income...........................       3,000         3,000
                                                       ---------    ----------
Total noncurrent liabilities.......................       4,476         4,717

Stockholders' equity:
  Convertible preferred stock.......................          --            --
  Common stock, $0.001 par value....................          24            24
  Additional paid-in capital........................     142,228       142,018
  Notes receivable from stockholders................        (973)         (973)
  Accumulated deficit...............................     (62,547)      (50,599)
                                                       ---------   -----------
Total stockholders' equity..........................      78,732        90,470
                                                       ---------    ----------
Total liabilities and stockholders' equity..........   $  89,434    $  101,852
                                                       ---------    ----------
                                                       ---------    ----------
--------------------
(1) DERIVED FROM THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR
    ENDED DECEMBER 31, 1996.

                            SEE ACCOMPANYING NOTES.

                               HEARTPORT, INC

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                  (in thousands, except per share amounts)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                          1997       1996
                                                       ----------  ---------
Net sales............................................  $    3,216  $      --
Cost of goods sold...................................       2,721         --
                                                       ----------  ---------
Gross profit.........................................         495         --
Operating expenses:
  Research and development...........................       4,332      3,403
  Selling, general and administrative................       9,219        777
                                                       ----------  ---------
Total operating expenses.............................      13,551      4,180
                                                       ----------  ---------
Loss from operations.................................     (13,056)    (4,180)
Interest income......................................       1,189        158
Interest expense.....................................         (81)      (106)
                                                       ----------  ---------
Net loss.............................................  $  (11,948) $  (4,128)
                                                       ----------  ---------
                                                       ----------  ---------
Net loss per share...................................  $    (0.49) $   (0.21)
                                                       ----------  ---------
                                                       ----------  ---------
Shares used in calculation of net loss per share.....      24,498     19,783
                                                       ----------  ---------
                                                       ----------  ---------

                            SEE ACCOMPANYING NOTES.

                                HEARTPORT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (in thousands)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ---------------------
                                                                             1997       1996
                                                                          ----------  ---------

Operating activities:
Net loss................................................................  $  (11,948) $  (4,128)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................         547        134
    Forgiveness of note receivable......................................          --         50
    Changes in operating assets and liabilities:
      Accounts receivable...............................................      (2,053)        --
      Inventories.......................................................        (804)        --
      Prepaid expenses and other........................................         303       (316)
      Accounts payable and accrued expenses.............................        (518)       999
                                                                          ----------  ---------
Net cash used in operating activities...................................     (14,473)    (3,261)

Investing activities:
Purchase of short-term investments......................................     (16,596)    (1,000)
Sales and maturities of short-term investments..........................      21,419        998
Purchase of property and equipment......................................      (1,481)      (949)
(Increase)decrease in deposits, intangibles and other assets............           8        (22)
                                                                          ----------  ---------
Net cash provided by (used in) investing activities.....................       3,350       (973)

Financing activities:
Proceeds from issuances of common stock.................................         210         23
Proceeds from payment of stockholders' notes receivable.................          --         22
Proceeds from long-term borrowings......................................          --        351
Repayment of long-term borrowings.......................................        (162)      (104)
                                                                          ----------  ---------
Net cash provided by financing activities...............................          48        292
                                                                          ----------  ---------
Net decrease in cash and cash equivalents...............................     (11,075)    (3,942)
Cash and cash equivalents at beginning of period........................      33,445      7,412
                                                                          ----------  ---------
Cash and cash equivalents at end of period..............................  $   22,370  $   3,470
                                                                          ----------  ---------
                                                                          ----------  ---------

                               SEE ACCOMPANYING NOTES

                           HEARTPORT, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1997 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.  Net Loss Per Share

     Net loss per share for the three months ended March 31, 1997 is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

     Net loss per share for the three months ended March 31, 1996 is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's April 1996 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding (using the treasury stock method at the initial public offering price for stock options and warrants). Net loss per share for the three months ended March 31, 1996 also includes the effect of convertible preferred shares from their respective dates of issuance.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128), which the Company will be required to adopt on December 31, 1997. Under the requirements of SFAS 128, the dilutive effect of stock options is excluded from the calculation of primary earnings per share. SFAS 128 will not impact the Company's calculations of historical net loss per share for the three months ended March 31, 1997 and March 31,1996 since the impact of stock options on these calculations is antidilutive.

Note 3.  Subsequent Event

     In April and May, 1997, the Company issued $86.25 million of convertible subordinated notes. The notes are due in 2004, bear interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Net proceeds to the Company from the issuance of these notes were approximately $83.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1997 and for the three months ended March 31, 1997 and March 31, 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

OVERVIEW

     Since its inception in May, 1991, the Company has been engaged in the research and development of Port-Access-TM- minimally invasive cardiac surgery systems and related technology. In December, 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive physician training and selling activities. Through its "Port-Access Partnership-SM-" program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. To date, substantially all of the Company's product sales have been in connection with initial purchase orders for disposable products from centers participating in the Port-Access Partnership program.

     The Company has hired a significant number of employees to conduct and support its research and development and product commercialization activities. At March 31, 1997 and December 31, 1996, the Company had 332 and 275 employees, respectively. The Company anticipates that its work force will continue to grow rapidly in the next several years to support product development, clinical affairs and training, manufacturing, and sales and marketing.

     The Company only recently began to generate revenue from the sale of products, and it has been unprofitable since inception. For the period from inception to March 31, 1997, the Company has incurred cumulative net losses of approximately $62.5 million. For at least the next 18 months, the Company expects to continue to incur significant losses, and expects to incur losses in 1997 in excess of those incurred in 1996.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors - Early Stage of Utilization; No Assurance of Safety and Efficacy," "- No Assurance of Market Acceptance," " - Risks Associated with New Surgical Procedure; Extensive Training Requirements," " -Fluctuations in Operating Results," and " - Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales of $3.2 million in the three months ended March 31, 1997, consist of sales of the Company's disposable devices in its EndoCPB-TM-, Port-Access CABG and Port-Access MVR systems. The
Company recognizes revenue upon product shipment. The Company commenced product sales in December, 1996.

     COST OF GOODS SOLD. Cost of goods sold of $2.7 million in the three months ended March 31, 1997, consists primarily of material, labor and overhead costs associated with manufacturing the Company's disposable and reusable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems sold.

     Because cost of goods sold includes the cost of the Company's reusable devices, for which the Company receives no corresponding revenue under the Company's Port-Access Partnership sales model, the Company's gross margin will vary significantly based upon the mix of reusable and disposable devices shipped. During periods where net sales to new centers in the Port-Access Partnership program constitute a significant percentage of total net sales, and as a result, reusable devices shipped by the Company account for a significant percentage of total devices shipped, the Company's gross margin will be adversely impacted. As repeat sales of disposable devices to previously trained centers increase, the Company expects margins to improve. In addition, if the Company is able to improve its yield and manufacturing efficiencies in the production of its devices, the Company believes its gross margins will also improve.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses have consisted primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, and regulatory submissions, as well as costs incurred in producing products for research and development activities and clinical trials, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. In addition, prior to commercialization of the Company's products, costs incurred in physician training were included in the Company's research and development expenses. Research and development expenses increased to $4.3 million in the three months ended March 31, 1997 from $3.4 million in the three months ended March 31, 1996. This increase was primarily attributable to an increase in research and development staffing. The Company anticipates that it will continue to devote substantial resources to research and development. However, the Company anticipates that research and development expenses will not change significantly in 1997 as start-up costs for manufacturing and physician training incurred during the Company's development phase will not recur in 1997.

     SELLING, GENERAL AND ADMINISTATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for administrative, sales and marketing personnel, as well as legal, accounting and other professional fees. Since commercialization of the Company's products, physician training costs have also been included in the Company's selling, general and administrative expenses. Selling, general and administrative expenses increased to $9.2 million in the three months ended March 31, 1997 from $777,000 in the three months ended March 31, 1996. This increase was primarily due to the hiring of additional sales, marketing and administrative personnel, physician training costs, expenses necessary to support the Company's product launch and ongoing sales activities, and expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its selling, general and administrative expenses will continue to increase substantially as it expands its physician training activities, builds its sales force, marketing staff and administrative staff, and incurs other costs in connection with commercialization of its products and the support of its growing operations.

     INTEREST INCOME. Interest income primarily represents interest earned by the Company on its cash and short-term investments. Interest income increased to $1.2 million in the three months ended March 31, 1997 from $158,000 in the three months ended March 31, 1996. The increase was primarily due to the Company's higher average investment balances resulting from cash received in the Company's initial public offering in 1996.

     INTEREST EXPENSE. Interest expense represents interest on long-term debt. Interest expense decreased to $81,000 in the three months ended March 31, 1997 from $106,000 in the three months ended March 31, 1996. The decrease from 1996 to 1997 was primarily attributable to the conversion of a note payable to St. Jude Medical, Inc. into deferred royalty income.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 1997, the Company funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, and through an initial public offering of common stock in April, 1996, totaling approximately $110.8 million. At March 31,1997, the Company had approximately $74.0 million in cash, cash equivalents, and short-term investments and approximately $74.7 million in working capital. The Company also has a $15.0 million credit facility with a commercial bank. No amount was outstanding under this facility at March 31, 1997. In April and May, 1997, the Company raised approximately $83.4 million through a private placement of convertible subordinated notes to qualified institutional investors.

     Net cash used in operating activities was approximately $14.5 million and $3.3 million in the three months ended March 31, 1997 and March 31, 1996, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. For the three months ended March 31, 1997, net cash used in operating activities also resulted from increases in accounts receivable and inventories which reflect the Company's increasing product sales. Net cash provided by investing activities was approximately $3.4 million and net cash used in investing activities was approximately $973,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. The net cash provided by or used in investing activities was primarily attributable to purchases and maturities of short-term investments and purchases of property and equipment.

     Capital expenditures for equipment and leasehold improvements to support the Company's expanded operations were approximately $1.5 million and $949,000 in the three months ended March 31, 1997 and March 31, 1996, respectively. The Company expects that its capital expenditures will continue to grow as the Company's employee base and manufacturing operations expand. In addition, the Company presently plans to spend approximately $11.0 million in 1997 for capital expenditures related to training facility improvements and the expansion of its manufacturing capacity and facilities.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks could affect the Company's actual future results and could cause them to differ materially from any forward-looking statements made by the Company. These risks should be read in conjunction with the "Risk Factors" section included in the Company's 1996 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

     EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY.
The Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. As of April 25, 1997, clinicians have completed only 295 Port-Access CABG procedures and only 237 Port-Access MVR procedures using Heartport's systems and devices. Port-Access minimally invasive cardiac surgery has many of the risks of conventional open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to conventional open-chest surgery, including tearing or splitting of major blood vessels, damage to blood vessels in the groin, and groin pain. Although there can be no assurance in this regard, the Company believes, based on the limited clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. If, with further experience, any of the Company's systems do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

     NO ASSURANCE OF MARKET ACCEPTANCE. There can be no assurance that the Company's EndoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payors, even if necessary regulatory and reimbursement clearances and approvals are obtained. The Company believes that physicians' acceptance and health care payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for conventional open-chest surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

     RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING REQUIREMENTS. Use of the Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System to date has shown that, as with any novel surgical procedure, there is a significant learning process involved for surgeons and other members of the cardiac surgery team to become proficient. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon their anatomy, what kind of condition they have and how severe it is. These patients may include people with severe peripheral vascular disease (arteriosclerosis), a poorly functioning aortic valve, an enlarged heart, or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. Although the Company has begun physician training at its Utah facility and a facility in Sweden, there can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

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

     Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the market for minimally invasive cardiac surgery systems is rapidly evolving, and due to the inherent risks associated with new medical device technology. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to achieve additional regulatory approvals and to generate and increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS. To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in laboratory testing, clinical trials, and initial low-volume commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in commercial quantities. Although the Company is scaling up its capability to produce products in volume for commercial sales, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. While the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met.

     The Company uses or relies on a number of components and services used in its devices that are provided by sole source suppliers. While the Company is in the process of identifying alternative sources for certain of such components and services, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations.

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

     SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE. The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including the Ethicon Endosurgery division of Johnson & Johnson, United States Surgical Corporation, Medtronic, Inc., Baxter International, Genzyme Corporation, Guidant Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology.

     Cardiovascular diseases that can be treated with the Company's Port-Access systems can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters, and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease, such as drugs or future innovations in cardiac surgery techniques, could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's Port-Access systems will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company's current products and any future products developed by the Company that gain regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. The Company has in the past experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations.

     SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS. Since its inception in May, 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. In December, 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive physician training and selling activities. Through its "Port-Access Partnership" program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. To date, substantially all of the Company's product sales have been in connection with initial purchase orders for disposable products from centers participating in the Port-Access Partnership program.


     The Company only recently began to generate revenue from the sale of products and has been unprofitable since inception. For the period from inception to March 31, 1997, the Company has incurred cumulative net losses of approximately $62.5 million. For at least the next 18 months, the Company expects to continue to incur significant losses and expects to incur losses in 1997 in excess of those incurred in 1996. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company believes that it may require additional debt and/or equity financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following: the extent to which the Company's products gain market acceptance; the timing and costs of future product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; the costs of expanding manufacturing capacity; the costs of developing marketing and distribution capabilities; the progress and scope of clinical trials required for any future products; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals for any future products; and the costs of protecting and defending its intellectual property. Issuance of additional equity or convertible debt securities could result in dilution to stockholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of April 11, 1997, the Company owns 25 issued United States patents. In addition, as of April 11, 1997, the Company has filed 91 patent applications in the U.S., 39 of which have also been filed in Canada, Europe, and Asia. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others. There can be no assurance that such litigation, if commenced by the Company, would be successful.

     MANAGEMENT OF EXPANDING OPERATIONS; ACQUISITIONS. The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel, and systems. In this respect, the Company hired 127 new employees in the second half of 1996 and expects to continue hiring substantial numbers of additional personnel in 1997. In order to compete effectively against current and future competitors, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, clinical affairs, manufacturing, and sales and marketing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating, and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures, and controls, and to expand, train, motivate, and manage its work force. The Company has recently installed an integrated financial, manufacturing, and inventory information system. There can be no assurance that such system will be adequate to meet the Company's requirements. Although the Company has recently hired several new members of management, all of the foregoing demands will require additional management personnel as well. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company may make acquisitions of complementary businesses, products and technology in the future, and regularly evaluates such opportunities. Product and technology acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets, and potential loss of key employees of acquired companies. The Company's management has had limited experience in assimilating acquired organizations and products into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel or products that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's results of operations.

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

     LIMITED SALES, MARKETING, AND DITRIBUTION EXPERIENCE. The Company currently has a limited sales and marketing organization in the United States and Europe and believes that it must expand its direct sales force to effectively market its products. Establishment of a sales force capable of effectively commercializing the Company's EndoCPB and Port-Access systems will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all.

     DEPENDENCE ON KEY PERSONNEL. The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

     NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION. The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive pre-market approval ("PMA") submission. Although the Company has received 510(k) clearance from the FDA to market the EndoCPB System and several proprietary Class II disposable surgical devices for its Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company, including the Port-Access AVR procedure, will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's future 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling additional products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission for future products developed by the Company, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain additional clearances or approvals, or to obtain such clearances or approvals on a timely basis, could have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. In addition, if the FDA were to require a PMA submission for any of the Company's future products, the Company would be required to obtain FDA approval to export such devices and systems to international markets prior to their approval by the FDA for commercialization in the United States. Although the Company has received approval to market the EndoCPB system and its Port-Access CABG and MVR systems in Europe, commercialization of additional Port-Access devices and other products under development by the Company will require additional approvals and there can be no assurance that such approvals will be received on a timely basis, if at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

     In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. To date, the FDA has not inspected the Company's compliance with GMP requirements, although the Company expects such inspections to be made in the near future. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently implementing major revisions to its GMP regulations that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations.

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products are typically purchased by doctors, clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

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

     POSSIBLE PRICE VOLATILITY OF COMMON STOCK. The market prices for securities of medical device technology companies have been highly volatile. The market price of the Company's Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $18.375 on July 16, 1996. On April 14, 1997 the reported last sale price of the Company's Common Stock was $25.00. These broad market fluctuations may adversely affect the market price of the Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

     CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. The present directors, executive officers, and principal stockholders of the Company and their affiliates beneficially own approximately 51.6% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF RIGHTS PLAN, CERTIFICATE OF INCORPORATION, BYLAWS, AND DELAWARE LAW. The Company's Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Other than the Series A Preferred Stock issuable under the stockholder rights plan, the Company has no current plans to issue shares of Preferred Stock. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring, or discouraging changes in control of the Company. Further, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

PART II.  OTHER INFORMATION

ITEM 5.     Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof and are incorporated by reference.

     (b)    Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1997                HEARTPORT, INC.

                                   By:  /s/ David B. Singer



                                   ----------------------------------
                                   David B. Singer
                                   Senior Vice President, Finance and
                                   Chief Financial Officer

                                  HEARTPORT, INC.
                                     FORM 10-Q
                                   EXHIBIT INDEX



Exhibit
Number        Exhibit Description                                Page
-------       -------------------                                ----
11.1          Computation of Net Loss Per Share................    24

27.1          Financial Data Schedule..........................    25