Form 10-Q
period 1997-09-30
HEARTPORT INC
filed 1997-11-14
CIK 1009871

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

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     As of September 30, 1997 there were 24,787,991 shares of the Registrant's Common Stock outstanding.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                 HEARTPORT, INC.
                                    FORM 10-Q
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                  PAGE
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 1997
       and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Condensed Consolidated Statements of Operations for the
       three and nine months ended September 30, 1997 and September 30, 1996 . . . 4

     Condensed Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1997 and September 30, 1996.. . . . . . . . 5

     Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . . . . . 8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . .  24

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26


---------------------------------------------------------------------------
Heartport and the Heartport logo are registered trademarks of the Company. Port-Access and EndoCPB are trademarks of the Company.

Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   HEARTPORT, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      1997          1996 (1)
                                                 -------------    ------------
                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .   $   62,983       $   33,445
  Short-term investments.... . . . . . . . . . .       63,343           56,407
  Accounts receivable, net . . . . . . . . . . .        5,450              550
  Inventories. . . . . . . . . . . . . . . . . .        3,465            2,107
  Prepaid expenses and other.... . . . . . . . .        2,092            1,717
                                                   -----------      ----------
Total current assets . . . . . . . . . . . . . .      137,333           94,226

Property and equipment, net. . . . . . . . . . .       13,232            6,395

Deposits, intangibles and other assets, net. . .        4,412            1,231
                                                   -----------      ----------
Total assets . . . . . . . . . . . . . . . . . .   $  154,977       $  101,852
                                                   -----------      ----------
                                                   -----------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .   $    4,049       $    4,570
  Accrued compensation and related benefits. .          4,550            1,433
  Accrued interest payable . . . . . . . . . .          2,831               --
  Current portion of long-term debt. . . . . .            855              662
                                                   ----------       ----------
Total current liabilities. . . . . . . . . . . .       12,285            6,665

Noncurrent liabilities:
  Long-term debt, less current portion . . . . .       86,930            1,334
  Other long-term liabilities. . . . . . . . . .           46              383
  Deferred royalty income. . . . . . . . . . . .        2,971            3,000
                                                   ----------       ----------
Total noncurrent liabilities . . . . . . . . . .       89,947            4,717

Stockholders' equity:
  Common stock, $0.001 par value . . . . . . . .           25               24
  Additional paid-in capital . . . . . . . . . .      143,771          142,018
  Notes receivable from stockholders . . . . . .         (973)            (973)
  Accumulated deficit. . . . . . . . . . . . . .      (90,078)         (50,599)
                                                   ----------       ----------
Total stockholders' equity.. . . . . . . . . . .       52,745           90,470
                                                   ----------       ----------

Total liabilities and stockholders' equity . . .   $  154,977       $  101,852
                                                   ----------       ----------
                                                   ----------       ----------

--------------------
(1) DERIVED FROM THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR
    ENDED DECEMBER 31, 1996.

                            SEE ACCOMPANYING NOTES.

                                   HEARTPORT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       (in thousands, except per share amounts)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                     --------------------------    --------------------------
                                                         1997           1996           1997           1996
                                                     -----------    -----------    -----------    -----------
Net sales. . . . . . . . . . . . . . . . . . . .     $     7,151    $        --    $    15,019    $        --
Cost of goods sold . . . . . . . . . . . . . . .           4,849             --         11,191             --
                                                     -----------    -----------    -----------    -----------
Gross profit . . . . . . . . . . . . . . . . . .           2,302             --          3,828             --

Operating expenses:
  Research and development.. . . . . . . . . . .           4,053          6,312         14,231         14,500
  Selling, general and administrative. . . . . .          11,232          3,273         30,913          5,724
  Patent acquisition.... . . . . . . . . . . . .              --          5,216             --          5,216
                                                     -----------    -----------    -----------    -----------

Total operating expenses.. . . . . . . . . . . .          15,285         14,801         45,144         25,440
                                                     -----------    -----------    -----------    -----------
Loss from operations.. . . . . . . . . . . . . .         (12,983)       (14,801)       (41,316)       (25,440)

Interest income. . . . . . . . . . . . . . . . .           1,851          1,485          4,837          2,649
Interest expense.. . . . . . . . . . . . . . . .          (1,797)          (120)        (3,000)          (344)
                                                     -----------    -----------    -----------    -----------
Net loss.. . . . . . . . . . . . . . . . . . . .     $   (12,929)    $  (13,436)    $  (39,479)    $  (23,135)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

Net loss per share.. . . . . . . . . . . . . . .     $     (0.52)   $     (0.55)   $     (1.60)   $     (1.04)
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

Shares used in calculation of net loss per share          24,747         24,252         24,630         22,239
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------

                            SEE ACCOMPANYING NOTES.

                                   HEARTPORT, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (in thousands)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                              --------------------------
                                                                                  1997           1996
                                                                              -----------     ----------
Operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (39,479)    $  (23,135)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .          1,868            608
    Issuance of common stock for patents . . . . . . . . . . . . . . . . .            310          4,174
    Forgiveness of note receivable . . . . . . . . . . . . . . . . . . . .             --             50
    Acceleration of stock option vesting . . . . . . . . . . . . . . . . .             --            183
    Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .         (4,900)            --
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,358)            --
      Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . .           (375)        (2,125)
      Accounts payable and accrued expenses. . . . . . . . . . . . . . . .          5,061          3,352
                                                                              -----------     ----------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . .        (38,873)       (16,893)

Investing activities:
Purchase of short-term investments . . . . . . . . . . . . . . . . . . . .        (31,474)      (111,579)
Sales and maturities of short-term investments . . . . . . . . . . . . . .         24,538         28,000
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .         (8,701)        (4,097)
(Increase) decrease in deposits, intangibles and other assets. . . . . . .              9            (67)
                                                                              -----------     ----------

Net cash used in investing activities. . . . . . . . . . . . . . . . . . .        (15,628)       (87,743)

Financing activities:
Proceeds from issuances of common stock. . . . . . . . . . . . . . . . .            1,444        110,801
Proceeds from payment of stockholders' notes receivable. . . . . . . . . .             --             40
Proceeds from long-term borrowings . . . . . . . . . . . . . . . . . . . .         83,089          1,043
Repayment of long-term borrowings. . . . . . . . . . . . . . . . . . . . .           (494)          (403)
                                                                              -----------     ----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . .         84,039        111,481
                                                                              -----------     ----------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .         29,538          6,845
Cash and cash equivalents at beginning of period.. . . . . . . . . . . . .         33,445          7,412
                                                                              -----------     ----------
Cash and cash equivalents at end of period.. . . . . . . . . . . . . . . .    $    62,983     $   14,257
                                                                              -----------     ----------
                                                                              -----------     ----------

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

Note 2.  Net Loss Per Share

     Net loss per share for the three and nine months ended September 30, 1997 is computed using the weighted average number of common shares outstanding in each period. Common equivalent shares from stock options, warrants, and convertible notes are excluded from the computation as their effect is antidilutive.

     Net loss per share for the three and nine months ended September 30, 1996 is computed using the weighted average number of common shares outstanding in each period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the twelve-month period prior to the Company's April 1996 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding (using the treasury stock method at the initial public offering price for stock options and warrants) for all the periods prior to the initial public offering. Net loss per share for the nine months ended September 30, 1996 also includes the effect of convertible preferred shares from their respective dates of issuance.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128), which the Company will be required to adopt on December 31, 1997. Under the requirements of SFAS 128, the dilutive effect of stock options, warrants and convertible notes are excluded from the calculation of primary earnings per share. Earnings per share, as calculated under SFAS 128, will not change the Company's net loss per share for the three and nine months ended

September 30, 1997 and September 30, 1996 presented herein, since the impact of stock options, warrants and convertible notes on these calculations is antidilutive.

Note 3.  Convertible Subordinated Notes

    In April 1997, the Company issued an aggregate principal amount of $86.25 million of convertible subordinated notes. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Issuance costs of approximately $3.4 million are included in other assets and are being amortized over the life of the notes. Net proceeds to the Company from the issuance of these notes were approximately $82.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1997 and for the three and nine months ended September 30, 1997 and September 30, 1996 should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.


OVERVIEW

     Since its inception in May 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive surgical team training and selling activities. Through its "Port-Access Partnership" program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. To date, a significant portion of the Company's product sales have been in connection with initial purchase orders for disposable products from centers participating in the Port-Access Partnership program.

     The Company has hired a significant number of employees to conduct and support its research and development and product commercialization activities. At September 30, 1997 and December 31, 1996, the Company had 378 and 275 employees, respectively. The Company anticipates that its work force will continue to grow rapidly in the next several years to support product development, clinical affairs and training, manufacturing, and sales and marketing.

     The Company has only been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to September 30, 1997, the Company has incurred cumulative net losses of approximately $90.1 million. For at least the next 18 months, the Company expects to continue to incur significant losses, and expects to incur losses in 1997 in excess of those incurred in 1996.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors - Early Stage of Utilization; No Assurance of Safety and Efficacy," "- No Assurance of Market Acceptance," " - Risks Associated with New Surgical Procedure; Extensive Training Requirements," "-Customer Concentration, " " -Fluctuations in Operating Results," and " - Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $7.2 million and $15.0 million for the three and nine months ended September 30, 1997, respectively. There were no comparable sales in the previous year as the Company commenced product sales in December 1996. Net sales consist primarily of sales of the Company's disposable devices
in its EndoCPB, Port-Access CABG and Port-Access MVR systems.   International
net sales represented 10% and 12% of net sales in the three and nine months ended September 30, 1997, respectively. Revenue is recognized upon product shipment.

     COST OF GOODS SOLD. Cost of goods sold were $4.8 million and $11.2 million in the three and nine months ended September 30, 1997, respectively. Cost of goods sold consists primarily of material, labor and overhead costs associated with manufacturing the Company's disposable and reusable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems.

     As cost of goods sold includes the cost of the Company's reusable devices for which the Company receives no corresponding revenue under the Company's Port-Access Partnership sales model, the Company's gross margin may vary significantly based upon the mix of reusable and disposable devices shipped. During periods where net sales to new centers in the Port-Access Partnership program constitute a significant percentage of total net sales, and as a result, reusable devices shipped by the Company account for a significant percentage of total devices shipped, the Company's gross margin will be adversely impacted. Gross margin for the three and nine months ended September 30, 1997 was 32% and 25%, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, and regulatory submissions, as well as costs incurred in producing products for research and development activities, the cost of acquiring patents, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. In addition, prior to commercialization of the Company's products, costs incurred in physician training were included in the Company's research and development expenses.

    Research and development expenses decreased to $4.1 million in the three months ended September 30, 1997, from $6.3 million in the same period of 1996, primarily due to manufacturing development costs incurred in 1996 to prepare for initial product release and production. Research and development expenses decreased slightly to $14.2 million in the nine months ended September 30, 1997, from $14.5 million in the same period of 1996. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as legal, accounting and other professional fees. Since commercialization of the Company's products, physician training costs have also been included in the Company's selling, general and administrative expenses. Selling, general and administrative expenses increased to $11.2 million in the three months ended September 30, 1997 from $3.3 million in the same period of 1996, and increased to $30.9 million in the nine months ended September 30, 1997 from $5.7 million in the same period of 1996. The increase in both periods was primarily due to the hiring of additional sales, marketing and administrative personnel, higher physician training costs, increased expenses necessary to support the Company's product launch and ongoing sales activities, and higher expenses necessary to manage and support the Company's increased scale of operations. The Company believes that its selling, general and administrative expenses will continue to increase substantially as it expands its physician training activities, builds its sales force, marketing staff and administrative staff, and incurs other costs in connection with commercialization of its products and the support of its growing operations.

      PATENT ACQUISITION EXPENSES. Patent acquisition expenses consist of the cost to acquire a United States patent, several pending U.S. patent applications, and related rights from Endosurgical Development Corporation in July 1996 for consideration of shares of Common Stock and cash.

     INTEREST INCOME. Interest income primarily represents interest earned by the Company on its cash and short-term investments. Interest income increased to $1.9 million in the three months ended September 30, 1997 from $1.5 million in the same period of 1996, and increased to $4.8 million in the nine months ended September 30, 1997 from $2.6 million in the same period of 1996. The increases were primarily due to the Company's higher average investment balances resulting from the Company's initial public offering in 1996 and the Company's issuance of convertible subordinated notes in April 1997.

     INTEREST EXPENSE. Interest expense represents interest on long-term debt. Interest expense increased to $1.8 million in the three months ended September 30, 1997 from $0.1 million in the same period of 1996, and increased to $3.0 million in the nine months ended September 30, 1997 from $0.3 million in the same period of 1996. The increases were primarily attributable to interest payable on the Company's convertible subordinated notes that were issued in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1997, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of common stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $82.8 million. At September 30, 1997, the Company had approximately $126.3 million in cash, cash equivalents, and short-term investments and approximately $125.0 million in working capital. The Company also has a $15.0 million credit facility with a commercial bank. No amount was outstanding under this facility at September 30, 1997.

     Net cash used in operating activities was approximately $38.9 million and $16.9 million in the nine months ended September 30, 1997 and September 30, 1996, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. For the nine months ended September 30, 1997, net cash used in operating activities also resulted from increases in accounts receivable and inventories which reflect the Company's
increasing product sales.   Net cash used in investing activities was
approximately $15.6 million and $87.7 million for the nine months ended September 30, 1997 and September 30, 1996, respectively. The net cash used in investing activities was primarily attributable to purchases and maturities of short-term investments and purchases of property and equipment.

     Capital expenditures for equipment and leasehold improvements to support the Company's expanded operations were approximately $8.7 million and $4.1 million in the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company expects that its capital expenditures will continue to grow as the Company's employee base and manufacturing operations expand.


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

    CUSTOMER CONCENTRATION. Approximately 38% of the Company's net sales in the nine months ended September 30, 1997 were derived from sales to 20 customers. However, the Company believes that these customers performed a substantially higher percentage of Port-Access procedures during the nine months ended September 30, 1997. The Company believes that during the balance of 1997 this customer concentration will continue as the Company focuses on strengthening its relationships with active customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the market for minimally invasive cardiac surgery systems is rapidly evolving and there are inherent risks associated with new medical device technology. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to achieve additional regulatory approvals and to generate and increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS. To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing low-volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in higher volume commercial quantities. Although the Company is scaling up its capability to produce products in higher volume, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the
implementation of new production processes.   There can be no assurance that
manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. Although the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met.

     The Company uses or relies on a number of components and services used in its devices that are provided by sole source suppliers. Although the Company is in the process of identifying alternative sources for certain of such components and services, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations.

     The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in the Company's products have long lead times or must be ordered on non-cancelable terms. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts, as well as potential costs from non-cancelable orders.

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

     The Company has only been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to September 30, 1997, the Company has incurred cumulative net losses of approximately $90.1 million. For at least the next 18 months, the Company expects to continue to incur significant losses and expects to incur losses in 1997 in excess of those incurred in 1996. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION. The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of September 30, 1997, the Company owns 26 issued United States patents. In addition, as of September 30, 1997, the Company has filed 105 patent applications in the U.S., 42 of which have also been filed in Canada, Europe, and Asia. There can be no assurance that the Company's issued United States patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

     MANAGEMENT OF EXPANDING OPERATIONS; ACQUISITIONS. The Company has recently experienced rapid expansion of its operations, which has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial personnel, and systems. In this respect, the Company hired 127 new employees in the second half of 1996 and 164 new employees in the first nine months of 1997, and expects to continue hiring substantial numbers of additional personnel. In order to compete effectively against current and future competitors, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, clinical affairs, manufacturing, and sales and marketing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating, and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures, and controls, and to expand, train, motivate, and manage its work force. The Company has recently installed an integrated financial, manufacturing, and inventory information system. There can be no assurance that such system will be adequate to meet the Company's requirements. Although the Company has recently hired several new members of management, all of the foregoing demands will require additional management personnel as well. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate, or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION. The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems will be subject to United States regulatory clearance through the 510(k) pre-market notification process rather than a more extensive pre-market approval ("PMA") submission. Although the Company has received 510(k) clearance from the FDA to market the EndoCPB System and several proprietary Class II disposable surgical devices for its Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company, including the Port-Access AVR procedure, will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's future 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling additional products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the

Company conduct further clinical studies, or require a more extensive PMA submission for future products developed by the Company, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain additional clearances or approvals, or to obtain such clearances or approvals on a timely basis, could have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

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

     In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company is also required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. To date, the FDA has not inspected the Company's compliance with GMP requirements, although the Company expects such inspections to be made in the near future. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-market clearance or pre-market approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently implementing major revisions to its GMP regulations that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS. The present directors, executive officers, and principal stockholders of the Company and their affiliates beneficially own approximately 51% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (c) On August 26, 1997, the Registrant issued 7,500 shares of Common Stock (valued at approximately $150,000) to an individual in exchange and as payment for services rendered to Registrant. This issuance was made without registration or reliance upon the exemption provided by
         Section 4(2) of the Securities Act of 1933, as amended, since no public offering was involved. The stock certificate representing such shares bears a transfer restriction legend.

    (d) As required by Rule 463, the Registrant provides the following information with respect to the use of proceeds from the sale of its Common Stock on April 25, 1996, pursuant to a registration statement filed with and declared effective by the Commission ($ in thousands):

           (i) The offering has terminated; the offering did not terminate before the sale of all securities registered.

          (ii)     The managing underwriters of the offering were:

                             Morgan Stanley & Co. Incorporated
                             Goldman, Sachs & Co.
                             Alex. Brown & Sons Incorporated
                             Cowen & Company

         (iii)     Class of securities registered:             Common Stock

          (iv)     Amount registered:                          5,750,000 Shares
                   Aggregate price of offering amount
                   registered:                                 $120,750
                   Amount sold:                                5,750,000 Shares
                   Aggregate offering price of amount sold:    $120,750

           (v)     Estimated amount of expenses incurred
                   for the Issuers' account in connection
                   with the issuance and distribution of
                   the securities:                             $  9,949

          (vi)     Estimated net offering proceeds:            $110,801

         (vii)     Estimated use of net offering proceeds
                   through September 30, 1997:
                   Construction of plant, building
                   and facilities                              $  5,584
                   Purchase and installation of
                   machinery and equipment                     $  7,938
                   Purchase of real estate                     $      0
                   Acquisition of other businesses             $      0
                   Repayment of indebtedness                   $    760
                   Working capital                             $ 58,683
                   Short-term investments                      $ 18,972
                   Money Market funds                          $ 18,864

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits listed on the accompanying Exhibit Index are filed as a part hereof and are incorporated by reference.

    (b)     Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    NOVEMBER 12, 1997             HEARTPORT, INC.
         -----------------
                                       By: /s/ David B. Singer



                                       ----------------------------------
                                       David B. Singer
                                       Senior Vice President, Finance and
                                       Chief Financial Officer

                                   HEARTPORT, INC.
                                     FORM 10-Q
                                   EXHIBIT INDEX



Exhibit
Number        Exhibit Description                          Page
-------       -------------------                         ------
11.1          Computation of Net Loss Per Share . . . . .   28

27.1          Financial Data Schedule . . . . . . . . . .   29