Form 10-K
period 1997-12-31
HEARTPORT INC
filed 1998-03-30
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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

                                 (650) 306-7900
               Registrant's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998: approximately $192,336,000 (based on the last reported sale price of $13.50 per share on March 20, 1998 on the Nasdaq National Market).

    The number of shares of Common Stock outstanding as of March 20, 1998 was 24,967,117.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               DOCUMENT                                  FORM 10-K REFERENCE
-----------------------------------------------------------------------  -------------------
 Proxy Statement for Registrant's Annual Meeting to be held on May 7,      Part III, Items
                                 1998                                           11-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                ---------
Part I
           Item 1.     Business...............................................................................          1
           Item 2.     Properties.............................................................................         27
           Item 3.     Legal Proceedings......................................................................         27
           Item 4.     Submission of Matters to a Vote of Security Holders....................................         27

Part II
           Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................         27
           Item 6.     Selected Financial Data................................................................         29
           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.............................................................................         29
           Item 8.     Financial Statements and Supplementary Data............................................        F-1
           Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...       F-15

Part III
           Item 10.    Directors and Executive Officers of the Registrant.....................................      III-1
           Item 11.    Executive Compensation.................................................................      III-3
           Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................      III-3
           Item 13.    Certain Relationships and Related Transactions.........................................      III-3

Part IV
           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................       IV-1

    Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access is a trademark of the Company. Port-Access Partnership is a service mark of the Company.

                                     PART I

ITEM 1.  BUSINESS.

    The discussion in this Item and elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

INTRODUCTION

    Heartport, Inc. ("Heartport" or the "Company") has developed and is marketing proprietary systems and novel procedures that are designed to enable cardiac surgeons to perform a wide range of heart surgeries in a minimally invasive manner through small incisions, or "ports," between the ribs without the need to crack open the chest as required in conventional heart surgery. Although fundamentally changing the means of providing access to the heart, the Company's Port-Access-TM- surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes, based on the limited clinical experience to date, that its systems and procedures have the potential to offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. The Company believes that its Port-Access systems and procedures will have a significant impact on the field of heart surgery in the same way that minimally invasive surgical procedures such as laparoscopy impacted general surgery and arthroscopy impacted orthopedic surgery. As of March 16, 1998, the Company believes that over 3,500 Port-Access procedures have been performed.

    The Company markets its Port-Access systems with a direct sales force in the United States and Europe. Once a purchase order from a hospital or medical center is received, the Company trains the surgical team in Port-Access systems and procedures. The Company has a 50,000 sq. ft. cardiovascular research and training facility in Utah for training surgical teams.

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

    Although highly efficacious, open-chest heart surgery is extremely traumatic and painful, typically requires a lengthy period of convalescence, and is expensive. The heart sits in the middle of the chest, protected by skeletal armor consisting of the sternum or "breast bone," the rib cage, and the spine. In conventional heart surgery, the heart is accessed by means of a sternotomy, whereby a surgeon makes a 12-to 18-inch incision in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor. The procedure is highly traumatic, resulting in a lengthy and painful recovery period. In 1995, open-chest heart surgery patients in the United States remained in the hospital for an average of ten days and required a significant period of convalescence following discharge. Conventional cardiac surgery is also expensive, and per-patient charges on average for a CABG procedure are approximately $40,000 per patient and for a valve procedure are approximately $50,000 per patient. In addition, substantial costs are incurred during convalescence. With approximately 400,000 open-chest heart surgeries performed in the United States each year, the total cost to the U.S. healthcare system is substantial.

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

    Less-invasive alternatives to conventional heart surgery began to emerge in the early 1980s. For example, percutaneous transluminal coronary angioplasty ("PTCA"), or balloon angioplasty, was developed as an alternative to CABG surgery. In a PTCA procedure, the cardiologist inserts a small balloon catheter into the narrowed coronary artery and inflates the balloon to expand the narrowed section, thereby increasing the internal diameter of the vessel to increase blood flow. A PTCA procedure is less traumatic, requires less time in the hospital, and involves a shorter recuperation period than a conventional open-chest CABG procedure. As a result, a PTCA procedure in the United States is less expensive on a per-procedure basis, with costs of approximately $16,000 in 1994. In 1995, approximately 460,000 PTCA procedures were performed in the United States, and an additional 450,000 such procedures were performed elsewhere in the world.

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

    Another less-invasive alternative to conventional open-chest CABG surgery is the use of low-technology surgical tools to perform minimally invasive CABG surgery on the beating heart. Such beating heart surgery, whether open-chest or minimally invasive, has generally been, and the Company believes is likely to continue to be, limited to the small percentage of cases in which the heart does not need to be opened, turned, or manipulated and in which the patient is able to tolerate the stress of undergoing heart surgery without the support of CPB and the benefits resulting from stopping the heart.

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

THE HEARTPORT SOLUTION

    Heartport has developed proprietary systems for performing several different types of minimally invasive heart surgery. These systems and devices have been cleared or exempted by the Food and Drug Administration ("FDA") for commercial sale in the United States and by a Notified Body in Europe. Heartport's core platform is an endovascular cardiopulmonary bypass ("EndoCPB") system, which allows surgeons to place the patient on CPB and stop and protect the patient's heart without the need for a sternotomy. Using the Company's EndoCPB-Registered Trademark- platform and procedure-specific application systems, the surgeon is able to perform cardiac surgery by accessing the heart through one or more small incisions, or "ports," placed between the patient's ribs. The Company's first several application systems comprise reusable and disposable devices for Port-Access CABG and for Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR") surgeries. Application systems for performing additional cardiac surgery procedures, including Port-Access aortic valve replacement ("AVR"), are also under development. These future systems will require regulatory clearances or exemptions prior to commercial distribution. Although fundamentally changing the means of providing access to the heart, the Port-Access surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes that its systems and procedures have the potential to offer efficacy equal to that of conventional open-chest surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

MARKETS AND APPLICATIONS

    Cardiovascular disease is the leading cause of death in the United States and other developed countries. In the United States, it causes approximately one million deaths per year, which represents over 40% of all deaths. CAD is one of the most common forms of cardiovascular disease, affecting more than 13 million people in the United States. If untreated, CAD can cause a myocardial infarction or "heart attack." Each year, approximately 1.5 million people experience heart attacks in the United States, resulting in approximately 500,000 deaths. Each year on a worldwide basis, approximately 600,000 CAD patients undergo conventional open-chest CABG surgery, over 800,000 CAD patients undergo PTCA or other non-surgical interventions, and approximately 200,000 VHD patients undergo open-chest valve repair or replacement procedures. MVRs represent approximately 30% and AVRs represent approximately 65% of valve surgery procedures. Per-patient charges of these heart surgery procedures in the United States averages approximately $16,000 for PTCA, $40,000 for conventional CABG, and $50,000 for conventional valve surgery. The Company has demonstrated that its Port-Access EndoCPB platform and procedure-specific Port-Access application systems provide a minimally invasive surgical alternative for CABG and MVR procedures.

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

    Each step in the Company's Port-Access CABG procedure parallels a corresponding step in conventional CABG. Instead of accessing the heart through a 12- to 18-inch opening in the chest, however, the procedure is accomplished through small incisions, or "ports" between the patient's ribs. During the procedure, the Company's EndoCPB-Registered Trademark- System, a series of proprietary catheters inserted via certain of the patient's peripheral vessels, circulates oxygenated blood throughout the body and stops and protects the heart. The Company's Port-Access-TM- CABG System is designed to enable the surgeon to access the heart and its associated vessels, visualize the interior of the thoracic cavity, access and prepare the arterial or venous grafts, attach the grafts to the diseased coronary artery resting motionless atop the stopped heart, and do various other supporting activities. Upon completion of the surgical procedure, the heart is allowed to spontaneously resume normal activity and CPB is discontinued. The patient leaves the operating room with the heart revascularized in the same manner as in a conventional open-chest CABG procedure, but with the port incisions sutured closed rather than with the chest held together with steel wire.

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

    ESTABLISH PORT-ACCESS MINIMALLY INVASIVE CARDIAC SURGERY AS A STANDARD OF CARE FOR CAD AND VHD. The Company believes that it is the first to design, develop, and receive FDA-clearance for devices and systems for the minimally invasive surgical treatment of CAD and VHD. The Company is currently introducing its proprietary technology to leading cardiac surgery centers in the United States and Europe. As of March 16, 1998, over 200 cardiac surgery teams had been trained to perform Port-Access surgery. Prior to shipment, the Company provides its customers with extensive training on the EndoCPB, Port-Access CABG System and Port-Access MVR System and procedures at the Heartport Research and Training Center ("HRTC") in Utah. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database.

    MARKET TO HIGH VOLUME CARDIAC SURGERY CENTERS WITH DIRECT SALES FORCE. The cardiac surgery market in the United States and Europe is highly concentrated, with 300 centers responsible for over 50% of the more than 500,000 open-chest surgeries performed annually in the two geographies. The Company believes that rapid penetration of these high volume centers is achievable with a relatively small direct sales force. As of March 16, 1998 the Company has 22 cardiovascular sales specialists in the United States and 5 cardiovascular sales specialists in Europe with extensive experience selling cardiac surgery and cardiology products.

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

    EXPAND PORT-ACCESS APPLICATIONS BY LEVERAGING CORE TECHNOLOGY. The Company has developed its EndoCPB System to enable minimally invasive Port-Access CABG, Port-Access MVR, and other Port-Access heart surgeries, with the patient on CPB and the heart stopped. The Company intends to expand the use of its EndoCPB platform to address other types of heart surgery. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

    PROTECT AND ENHANCE PROPRIETARY POSITION. The Company currently holds issued and allowed patents covering a number of fundamental aspects of the Company's EndoCPB System and procedure-specific Port-Access systems. As of March 16, 1998, the Company owns 59 issued or allowed United States patents, and one issued foreign patent. In addition, as of March 16, 1998, the Company has 84 pending United States patent applications and has filed 45 patent applications that are currently pending in Europe, Japan, Australia, and Canada. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement. See "Risk Factors--Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation."

    TARGET INTERNATIONAL MARKETS. The Company intends to continue to devote resources to penetrate international markets given the substantial size and economic attractiveness of these markets. The Company has received the necessary regulatory approvals in Europe, and is pursuing approvals in Canada, Australia, and Asia to market its EndoCPB and Port-Access systems. In addition, the Company has trained surgical teams from leading centers in England, Scotland, Germany, France, Spain, Belgium, Sweden, Canada, Australia, India, and Malaysia in the use of Port-Access techniques. In December 1997 the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz will be the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. See "Strategic Relationships."

    COMPLEMENT INTERNAL PRODUCT DEVELOPMENT WITH STRATEGIC ALLIANCES. The Company intends to leverage its technology platform through strategic alliances with corporate partners. In September 1995, the Company formed a strategic relationship with St. Jude Medical, Inc. ("St. Jude Medical"), the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access delivery. The Company receives royalties from St. Jude Medical upon sale of certain St. Jude Medical products that incorporate the Company's proprietary technology. The Company expects to pursue additional strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing and marketing of certain of its potential products and procedures. See "Strategic Relationships."

TECHNOLOGY

    The Company believes it is currently the only company marketing a technology designed to permit minimally invasive cardiac surgery to be performed on a stopped heart with CPB support. The Company's systems for minimally invasive cardiac surgery consist of a common platform, the EndoCPB System, and procedure-specific application systems comprising proprietary reusable and disposable devices.

    ENDOVASCULAR CARDIOPULMONARY BYPASS. The EndoCPB System is a series of proprietary catheters used to place the patient on CPB and to stop and protect the heart during cardiac surgery, without performing a sternotomy. There are five key components: the Endoaortic Clamp-TM-, a saline-filled balloon catheter, occludes the ascending aorta, stops and cools the heart via delivery of cardioplegic solution, monitors aortic root pressures, and drains excess blood from the heart; the Endovenous Drainage-TM- cannula removes deoxygenated blood from the body; the Endoarterial Return-TM- cannula returns oxygenated blood to the body; the Endopulmonary Vent-TM- drains excess blood from the heart via the pulmonary artery; and the Endocoronary Sinus-TM- Catheter provides an alternative route for delivery of cardioplegic solution. Each component of the EndoCPB System is positioned within the vascular system via peripheral vascular access.

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

REGULATORY STATUS

    UNITED STATES

    In October 1996, the Company received 510(k) clearance from the FDA to market its EndoCPB system and several proprietary Class II disposable surgical devices for its Port-Access surgery systems. In addition, the Company received premarket notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiovascular surgery. These clearances and exemptions allowed the Company to commercially launch its Port-Access CABG System and Port-Access MVR System in early 1997. Since that time the Company has received additional clearances and exemptions from the FDA for other devices and enhancements to its system.

    The Company continues to submit 510(k) notifications for additional enhancements to its EndoCPB System and for additional specialty disposable devices to further enhance performance of the Port-Access CABG and MVR procedures. Additional 510(k) submissions are planned for 1998 for devices to facilitate Port-Access procedures other than CABG and MVR. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors-- No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

    INTERNATIONAL

    In January 1997, the Company received CE Mark clearance for its EndoCPB System which allows the sale of its Port-Access CABG and MVR systems in all countries of the European Union. The Company has also submitted amendments to its Product Dossiers for enhancements to its EndoCPB System to further enhance performance of the Port-Access CABG and MVR procedures. Additional CE Mark submissions are planned for 1998 for devices to facilitate Port-Access procedures other than CABG and MVR. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

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

               NAME                                         OCCUPATION/TITLE
----------------------------------  -----------------------------------------------------------------
William A. Baumgartner, M.D.        Professor of Surgery, Cardiac Surgeon In-Charge, Johns Hopkins
                                    Hospital

Lawrence H. Cohn, M.D.              Professor of Surgery, Harvard Medical School, Chief, Division of
                                    Cardiac Surgery, Brigham and Women's Hospital

Delos M. Cosgrove, M.D.             Chairman, Department of Thoracic and Cardiovascular Surgery, The
                                    Cleveland Clinic Foundation

James L. Cox, M.D.                  Professor and Chairman, Cardiovascular and Thoracic Surgery,
                                    Surgical Director, Georgetown University Cardiovascular
                                    Institute, Georgetown University Medical Center

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

    ST. JUDE MEDICAL, INC.

    The Company has formed a strategic relationship with St. Jude Medical, the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access MVR and a prosthetic valve system for Port-Access AVR. Under the terms of an agreement entered into in September 1995 and amended in January 1997, the Company granted St. Jude Medical a non-exclusive, worldwide, royalty bearing license to make, use, and sell a minimally invasive prosthetic valve system incorporating a Port-Access delivery system and a St. Jude Medical valve or annuloplasty ring prosthesis for use in Port-Access heart valve repair and replacement procedures. St. Jude Medical has no minimum purchase obligations under the agreement. In addition, the Company borrowed $3.0 million from St. Jude Medical. As of December 31, 1996, the entire amount of the loan had been converted to prepaid royalty payments.

    GETZ BROS. CO., LTD.

    In December 1997, the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz will be the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. Pursuant to the agreement, Getz is responsible for obtaining regulatory approvals and government reimbursement in Japan for the Company's products. Getz is also responsible for marketing and sales, which will be overseen by a committee of Heartport and Getz representatives. The Company recognized $1.0 million in fees from Getz upon the execution of this agreement in December 1997.

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

MANUFACTURING

    The Company is committed to producing high-quality products and expects to manufacture internally the most proprietary, value-added components and products and to outsource less critical manufacturing jobs. The Company manufactures its products at its Redwood City, California, facilities. The Company believes that its facilities have sufficient capacity to meet the Company's anticipated manufacturing needs through the end of 1998. See "Item 2 Properties."

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

    To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in higher volume commercial quantities. Although the Company is scaling up its capacity to produce products in higher volume, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. While the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with Good Manufacturing Practices ("GMP") requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met.

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

SALES, MARKETING, TRAINING, AND DISTRIBUTION

    The Company's EndoCPB and Port-Access systems in the United States are marketed both to cardiac surgeons and to cardiac surgery centers. In the United States, there are approximately 900 cardiac surgery centers and approximately 2,500 cardiac surgeons. The Company believes it can market its products in the United States with a moderately sized direct sales organization. Outside the United States, there are approximately 2,500 cardiac surgeons. In Europe, the Company is building a direct sales force. In Japan, the Company intends to market and sell its products through its exclusive distribution, training and supply agreement with Getz. In other geographic regions the Company will evaluate direct and indirect sales channels as appropriate. The Company currently has a limited sales and marketing organization in the United States and Europe. Establishment of a sales force capable of effectively commercializing the Company's EndoCPB and Port-Access systems will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish such a sales capability on a timely basis, if at all. See "Risk Factors--Limited Sales, Marketing, and Distribution Experience."

    The Company has developed a procedural selling approach to market its systems to cardiac surgeons, called the Port-Access Partnership-SM-. The Company intends to utilize its Port-Access Partnership to promote customer loyalty. In the partnership, Heartport trains a center's surgical team, supplies patient and referring physicians educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

    The effective and rapid training of surgical teams in the use of Heartport's systems and devices is critical to the Company's efforts to develop its business. To that end, in October 1996, the Company acquired substantially all of the assets of Utah Biomedical Test Laboratory ("UBTL"). UBTL's Utah facility was established in the early 1970s to be the home of the United States government's artificial heart program. This 50,000 square foot facility, now called the Heartport Research and Training Center ("HRTC"), is a state-of-the-art cardiovascular research and training center. Surgical teams began training at HRTC in January 1997. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD, and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database.

    The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with its Scientific Advisory Board and other clinical consultants periodically to share ideas regarding the marketplace, existing products, products under development, and existing or proposed research projects.

COMPETITION

    The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and are likely to continue to be started to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology.

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

GOVERNMENT REGULATION

    UNITED STATES

    The Company's Port-Access systems are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre market clearance or premarketmarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    In the United States, medical devices are classified into one of three classes, Class I, II, or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. A premarket approval ("PMA") application usually must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device for which the FDA has called for such applications.

    Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. It generally takes from four to twelve months from the date of submission to obtain FDA clearance of a 510(k) notification, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A PMA application usually must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. Under recent amendments to the FDC Act, a person who obtains a "not substantially equivalent" determination after submitting a 510(k) notification has the option of requesting a review of that automatic Class III classification, and must provide data and information to the FDA to support the requested classification of the device into Class I or Class II. If the FDA determines the device should remain in Class III, a PMA will be required. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

    If human clinical trials of a device are required in support of either a 510(k) notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exception ("IDE") application with the FDA prior to commencing human clinical trials. A "significant risk" device is defined to include a device that is an implant, is life-supporting or life-sustaining, or is of substantial importance in diagnosing or treating disease or preventing impairment of human health, and that presents a potential for serious risk to the health, safety, or welfare of the patient. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to charge for those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

    Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Toward the end of the clearance or approval process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements. New quality system regulations were enacted in 1997 which effected major changes in device GMP regulations. The FDA is currently implementing these changes to the GMP regulations that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements.

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

    INTERNATIONAL

    In order for the Company to market Port-Access systems in Europe, Japan and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    The European Community has promulgated rules that require that medical products receive by mid-1998 the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. The Company received the CE Mark in January 1997, which allows it to sell its Port-Access CABG System and Port-Access MVR System in member countries of the European Union. Although the European directives are intended to insure free movement within the European Union of medical devices that bear the CE Mark, some European countries have imposed additional requirements for approvals or premarket notifications. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-Marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE Mark. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE Mark does not affect these systems.

    The Company's products have not received regulatory approval in Japan, nor have they been approved for government reimbursement in Japan.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of March 16, 1998, the Company owns 59 issued or allowed United States patents, and one issued foreign patent. In addition, as of March 16, 1998 the Company has 84 pending United States patent applications, and has filed 45 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

THIRD-PARTY REIMBURSEMENT

    The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products typically are purchased by clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

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

EMPLOYEES

    As of December 31, 1997, the Company had a total of 393 employees. The Company maintains compensation, benefit, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

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

    NO ASSURANCE OF MARKET ACCEPTANCE

    There can be no assurance that the Company's EndoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and healthcare payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company has recently re-focused its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing procedure volume or that the products will obtain any significant degree of market acceptance. Failure of the Company to increase procedural volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

    FLUCTUATIONS IN OPERATING RESULTS

    Results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including the following: demand for the Company's products; the number of cardiac surgery teams trained in the use of the Company's systems and the number of procedures performed by those teams; the number of hospitals that begin using the Company's products; the ability of the Company to manufacture, test and deliver its products in commercial volumes; health care reform and reimbursement policies; delays associated with the FDA and other regulatory approval processes; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales. In addition, the Company's operating results are affected by seasonality (principally during each fourth quarter due to fewer operating days and fewer elective cardiovascular surgeries scheduled over the holidays). Furthermore, the Company is continuing to develop its direct sales force. The timing of such development and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

    Operating results have been and will continue to be difficult to forecast. Future revenue, if any, is also difficult to forecast because the market for minimally invasive cardiac surgery systems is rapidly evolving, because of the inherent risks associated with new medical device technology, and due to the uncertainty as to whether the Company's efforts to increase procedure volume by trained cardiac surgery teams will be successful. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Research and Development," "Manufacturing," "Competition," "Government Regulation," and "Third-Party Reimbursement."

    CUSTOMER CONCENTRATION

    Approximately 36% of the Company's net sales in 1997 were derived from sales to 20 customers. However, the Company believes that these customers actually performed a substantially higher percentage of the Port-Access procedures performed during 1997. The Company believes that during 1998 this customer concentration will continue as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING
     REQUIREMENTS

    Use of the Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team. Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes proficient with the Company's products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with severe peripheral vascular disease (arteriosclerosis), a poorly functioning aortic valve, an enlarged heart, or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. There can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training or delay in trained surgical teams' ability to become proficient with the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

    LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

    To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company does not have experience in manufacturing its products in higher volume commercial quantities. Although the Company is scaling up its capability to produce products in higher volume, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. Although the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with GMP requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met. See "Manufacturing."

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

    The Company plans to move its present Redwood City, California operations, including its manufacturing operations, to a new Redwood City facility in late 1998. Although the Company is preparing to make this move in a manner designed to mitigate the impact on its manufacturing operations, there can be no assurance that it will be able to successfully transition its manufacturing process to the new facility in a manner that does not materially and adversely affect its business, financial condition, and results of operations.

    SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE

    The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in this market. Several companies have announced interest in and development of products for the minimally invasive cardiac surgery field. For example, there are companies pursuing minimally invasive cardiac surgery on a beating heart, which, if successful, could materially adversely affect the Company's ability to establish a market for its technology.

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

    SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

    Since its inception in May 1991, the Company has been engaged in the research and development of minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive physician training and selling activities. Through its Port-Access Partnership program, the Company has adopted a sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

    The Company has only generated revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to December 31, 1997, the Company has incurred cumulative net losses of approximately $101.9 million. For at least the next 18 months, the Company expects to continue to incur significant losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY;
     RISKS OF FUTURE LITIGATION

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 16, 1997, the Company owns 59 issued or allowed United States patents, and one issued foreign patent. In addition, as of March 16, 1998, the Company has 84 pending United States patent applications and has filed 45 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

    The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others. There can be no assurance that such litigation if commenced by the Company, would be successful. See "Intellectual Property and Other Proprietary Rights" and "Competition."

    RELIANCE ON STRATEGIC RELATIONSHIPS

    The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products and procedures. The Company's future success may depend, in part, on its relationships with third parties, including, for example, the Company's relationships with St. Jude Medical, Inc. and Getz Bros. Co., Ltd., their strategic interest in the potential products or procedures under development and, eventually, their success in marketing such products or procedures or willingness to purchase any such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationships will be successful. See "Strategic Relationships."

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

    LIMITED SALES, MARKETING, AND DISTRIBUTION EXPERIENCE

    The Company currently has a limited sales and marketing organization in the United States and Europe and believes that it must expand its direct sales force to effectively market its products. Establishment of a sales force capable of effectively commercializing the Company's EndoCPB and Port-Access systems will require substantial efforts and require significant management and financial resources. There can be no assurance that the Company will be able to establish and maintain such a sales capability on a timely basis. See "Sales, Marketing, Training, and Distribution."

    DEPENDENCE ON KEY PERSONNEL

    The Company's future business and operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the geographic region of California where the Company's principal office is located, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

    NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND
     INTERNATIONAL REGULATION

    The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive PMA submission. Although the Company has received clearance from the FDA to market the EndoCPB System and several proprietary Class II disposable surgical devices for its Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearances or approvals, or to obtain such clearances or approvals on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although the Company's EndoCPB System and Port-Access CABG and MVR Systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. Other products under development by the Company will require additional approvals or assessments, and there can be no assurance that these approvals or assessments will be received on a timely basis, if at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

    In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current GMP requirements, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. To date, the FDA has not inspected the Company's compliance with GMP requirements, although the Company expects such inspections to be made in the near future. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. For example, the FDA is currently implementing new quality system regulations, that, among other things, require design controls and maintenance of service records, and will likely increase the cost of complying with GMP requirements. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Government Regulation."

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

    PRICE VOLATILITY OF COMMON STOCK

    The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $12.50 on February 2, 1998. On March 20, 1998 the price of the Company's Common Stock was $13.50. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

    POSSIBLE ACQUISITIONS

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

    CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS

    The present directors, executive officers, and principal stockholders of the Company and their affiliates beneficially own approximately 45% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 2.  PROPERTIES.

    The Company's principal administrative, sales, manufacturing, and research and development facility occupies approximately 85,000 square feet in four adjacent buildings in an office park in Redwood City, California, pursuant to leases which expire between April 1999 and July 1999. The Company has entered into a 12 year lease for a 133,000 square foot building under construction in Redwood City, California. The Company plans to move its present Redwood City operations to this new facility upon completion, which is currently scheduled for late 1998. The Heartport Research and Training Center occupies approximately 50,000 square feet in Utah. The initial term of the lease on this facility expires in December 2001.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has traded publicly on the Nasdaq National Market under the symbol "HPRT" since April 26, 1996. The Company's initial public offering price was $21.00 per share. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market.

                                                                                         HIGH        LOW
                                                                                       ---------  ---------
YEAR ENDED DECEMBER 31, 1996:
  Second Quarter (from April 26, 1996, the first trading date).......................  $   41.00  $   26.88
  Third Quarter......................................................................      30.25      21.25
  Fourth Quarter.....................................................................      36.50      22.88

YEAR ENDED DECEMBER 31, 1997:
  First Quarter......................................................................      31.88      21.38
  Second Quarter.....................................................................      26.00      17.63
  Third Quarter......................................................................      25.13      16.63
  Fourth Quarter.....................................................................      29.75      18.38

YEAR-ENDED DECEMBER 31, 1998
  First Quarter (through March 20, 1998).............................................      23.75      12.50

    On March 20, 1998, the last sale price of the Company's Common Stock as reported by the Nasdaq National Market was $13.50 per share. There were 345 holders of record of the Company's Common Stock as of March 20, 1998. See "Risk Factors--Price Volatility of Common Stock"

    The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's debt facility restricts the ability to pay cash dividends.

    As required by Rule 463, the Registrant provides the following information with respect to the use of proceeds from the sale of its Common Stock on April 25, 1996, pursuant to a registration statement filed with and declared effective by the Commission ($ in thousands):

      (i)  The offering has terminated; the offering did not terminate before the sale of all securities required.

     (ii)  The managing underwriters of the offering were:

               Morgan Stanley & Co. Incorporated
               Goldman, Sachs & Co.
               Alex. Brown & Sons Incorporated
               Cowen & Company

    (iii)  Class of securities registered:                                        Common Stock

     (iv)  Amount registered:                                                     5,750,000
                                                                                  Shares
           Aggregate price of offering amount registered:                         $120,750
           Amount sold:                                                           5,750,000
                                                                                  Shares
           Aggregate offering price of amount sold:                               $120,750

      (v)  Estimated amount of expenses incurred for the Issuers' account in
           connection with the issuance and distribution of the securities:       $ 9,949

     (vi)  Estimated net offering proceeds:                                       $110,801

    (vii)  Estimated use of net offering proceeds through December 31, 1997:
           Construction of plant, building and facilities                         $  6,254
           Purchase and installation of machinery and equipment                   $  8,470
           Purchase of real estate                                                $     0
           Acquisition of other businesses                                        $     0
           Repayment of indebtedness                                              $   925
           Working capital                                                        $ 72,111
           Short-term investments                                                 $ 15,713
           Money Market funds                                                     $  7,328

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations data for the three years in the period ended December 31, 1997, and the balance sheet data at December 31, 1997 and 1996 are derived from the audited financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 1994 and 1993, and the balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited financial statements not included herein.

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                            1997         1996        1995       1994       1993
                                                         -----------  ----------  ----------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales..............................................  $    23,421  $      624  $       --  $      --  $      --
Cost of sales..........................................       15,395         561          --         --         --
                                                         -----------  ----------  ----------  ---------  ---------
Gross profit...........................................        8,026          63          --         --         --
Operating expenses:
  Research and development.............................       18,005      21,059       8,477      4,207      1,493
  Selling, general and administrative..................       43,005      11,223       1,229        734        364
  Patent acquisition...................................           --       5,216          --         --         --
                                                         -----------  ----------  ----------  ---------  ---------
Loss from operations...................................      (52,984)    (37,435)     (9,706)    (4,941)    (1,857)
Interest income........................................        6,563       3,973         542        120         58
Interest expense and other.............................       (4,910)       (592)       (189)        --         --
                                                         -----------  ----------  ----------  ---------  ---------
Net loss...............................................  $   (51,331) $  (34,054) $   (9,353) $  (4,821) $  (1,799)
                                                         -----------  ----------  ----------  ---------  ---------
                                                         -----------  ----------  ----------  ---------  ---------
Basic and diluted net loss per share (pro forma in 1996
  and 1995)............................................  $     (2.29) $    (1.79) $    (0.78)
                                                         -----------  ----------  ----------
                                                         -----------  ----------  ----------
Supplemental net loss per share data (unaudited)(1)....  $     (2.08) $    (1.52) $    (0.62)
                                                         -----------  ----------  ----------
                                                         -----------  ----------  ----------

CONSOLIDATED BALANCE SHEET DATA:
Current assets.........................................  $   124,848  $   94,226  $   12,692  $   1,721  $     696
Working capital........................................      113,923      87,561      11,234      1,089        505
Total assets...........................................      142,810     101,852      14,266      2,621        983
Long-term obligations, less current portion............       89,868       4,717       4,034         61         10
Accumulated deficit....................................     (101,930)    (50,599)    (16,545)    (7,192)    (2,371)
Total stockholders' equity.............................       42,017      90,470       8,775      1,928        781

------------------------

(1) Supplemental net loss per share data (unaudited) is computed assuming nonvested shares were outstanding for the purposes of calculating basic and diluted net loss per share in 1997 and pro forma net loss per share in 1996 and 1995. For additional disclosures related to nonvested shares, see Note 6 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Since its inception in May 1991, Heartport has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and since that time has engaged in extensive surgical team training, marketing and selling activities, and continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

    The Company has only been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to December 31, 1997, the Company has incurred cumulative net losses of approximately $101.9 million. For at least the next 18 months, the Company expects to continue to incur significant losses.

    The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors--Early Stage of Utilization; No Assurance of Safety and Efficacy," "--No Assurance of Market Acceptance," "--Risks Associated with New Surgical Procedure; Extensive Training Requirements," "--Customer Concentration," "--Fluctuations in Operating Results," and "--Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

    NET SALES. Net sales were $23.4 million and $0.6 million in the years ended December 31, 1997 and 1996, respectively. There were no comparable sales in the year ended December 31, 1995 as the Company commenced product sales in December 1996. Included in net sales for the year ended December 31, 1997, is a $1.0 million fee received from Getz Bros. Co., Ltd., who will act as the exclusive distributor of the Company's products in Japan. International net sales represented 12% of net sales in 1997. The Company estimates that approximately one-third of total 1997 net sales represented shipments that remained in customer inventory at December 31, 1997 against purchase orders under the Port-Access Partnership program. Net sales consist primarily of sales of the Company's disposable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems. Revenue from product sales is recognized upon product shipment.

    COST OF SALES. Cost of sales was $15.4 million in the year ended December 31, 1997, compared to $0.6 million in 1996. Cost of sales consists primarily of material, labor and overhead costs associated with manufacturing the Company's disposable and reusable devices in its EndoCPB, Port-Access CABG, and Port-Access MVR systems.

    As cost of sales includes the cost of the Company's reusable devices, for which the Company receives no corresponding revenue under the Company's Port-Access Partnership sales model, the Company's gross margin may vary significantly based upon the mix of reusable and disposable devices shipped. During periods where net sales to new centers in the Port-Access Partnership program constitute a significant percentage of total net sales, and as a result, reusable devices shipped by the Company account for a significant percentage of total devices shipped, the Company's gross profit will be adversely impacted. Gross margin was 34% and 10% in 1997 and 1996, respectively. The increase primarily reflects efficiencies obtained as a result of higher production volume in the first full year of product sales.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $18.0 million, $21.1 million and $8.5 million in the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 from 1996 was primarily due to manufacturing development costs incurred in 1996 for the design, construction and testing of pre-production prototypes and models and other related pre-launch costs. The increase in 1996 from 1995 was attributable to an increase in physician training and in manufacturing expenses related to the production of products for physician training and clinical trials, as well as to an increase in research and development staffing. Heartport has maintained a significant level of research and development spending directed towards product improvements and new product development and anticipates that it will continue to devote substantial resources to research and development activities.

    Research and development expenses consist primarily of personnel costs, consulting fees and other costs in support of product development, clinical trials, and regulatory submissions, as well as costs incurred in producing products for research and development activities, the cost of acquiring intellectual property, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology. In addition, prior to commercialization of the Company's products, costs incurred in physician training were included in the Company's research and development expenses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $43.0 million in 1997 from $11.2 million in 1996 and $1.2 million in 1995. These increases were primarily due to the hiring of additional sales, marketing and administrative personnel, higher physician training costs, increased expenses necessary to support the Company's product launch and ongoing sales activities, and higher expenses necessary to manage and support the Company's increased scale of operations. Use of the Company's products requires a substantial training curriculum both at the Heartport Research and Training Center and at each customer's hospital. These costs are accounted for as sales and marketing expenses and will continue to be significant. The Company believes that its selling, general and administrative expenses will increase substantially as it continues to expand its physician training activities, build its sales force, marketing staff and administrative staff, and incur other costs in connection with commercialization of its products and the support of its growing operations.

    Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as legal, accounting and other professional fees. Since commercialization of the Company's products, physician training costs have also been included in the Company's selling, general and administrative expenses.

    PATENT ACQUISITION EXPENSES. Patent acquisition expenses consist of the cost to acquire a United States patent, several pending U.S. Patent applications, and related rights from Endosurgical Development Corporation in July 1996 in exchange for shares of Common Stock and cash. Patent and other intellectual property acquisitions deemed to be in the normal course of business are accounted for as research and development expenses.

    INTEREST INCOME. Interest income increased to $6.6 million in 1997 from $4.0 million in 1996 and $0.5 million in 1995. The increase in each year was primarily due to the Company's higher average investment balances resulting from the Company's initial public offering in 1996 and the issuance of convertible subordinated notes in 1997.

    INTEREST EXPENSE AND OTHER. Interest expense and other increased to $4.9 million in 1997 from $0.6 million in 1996 and $0.2 million in 1995. The increase in 1997 was primarily attributable to interest expense related to the Company's convertible subordinated notes that were issued in April 1997.

    INCOME TAXES. Due to operating losses and the inability to recognize the benefits therefrom, there is no provision or benefit for income taxes for 1997, 1996 or 1995.

    Realization of deferred tax assets is dependent on future earnings, if any, the amount and timing of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred tax assets of the Company to reflect these uncertainties.

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $93.0 million for federal income tax purposes and $59.0 million for state income tax purposes, which will expire at various dates through 2012 if not utilized. The Company also has research and development tax credit carryforwards available to reduce future federal and state income taxes, if any, of approximately $1.3 million and $1.2 million, respectively, which will expire in the years 2007 through 2012 if not used. The Internal Revenue Code of 1986 and state tax statutes contain provisions that may limit the net operating loss carryforwards and research and development credits available for use in any given year should certain events occur, including additional sales of equity securities and other changes in ownership. Such events could limit the eventual utilization of these carryforwards. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, Heartport has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of Common Stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $82.8 million. The Company also has a $25.0 million debt facility with a commercial bank. No amount was outstanding under this facility at December 31, 1997. At December 31, 1997, Heartport had approximately $112.6 million in cash, cash equivalents, and short-term investments. Working capital totaled $113.9 million at December 31, 1997.

    Net cash used in operating activities was approximately $51.8 million, $28.6 million and $8.4 million in 1997, 1996 and 1995, respectively. For such periods, net cash used in operating activities resulted primarily from increasing net losses. For 1997, net cash used in operating activities also resulted from increases in accounts receivable of $5.4 million which reflect the Company's increasing product sales. Net cash used in investing activities was approximately $30.5 million, $57.3 million and $5.0 million in 1997, 1996 and 1995, respectively. Net cash used in investing activities in 1997 was primarily attributable to net purchases of $20.4 million of short-term investments as a result of increased cash balances and additions of $10.2 million of property and equipment to outfit manufacturing and training facilities. Net cash provided by financing activities was approximately $84.7 million, $111.9 million and $20.4 million in 1997, 1996 and 1995, respectively. The net cash provided in 1997 was primarily attributable to net proceeds of $82.8 million from the sale of convertible subordinated notes and net cash provided in 1996 was primarily attributable to the Company's initial public offering of Common Stock.

    Capital expenditures for equipment and leasehold improvements to support the Company's expanded operations increased to $10.2 million in 1997 from $6.1 million in 1996 and $0.9 million in 1995. The expenditures in 1997 were primarily related to training facility improvements, acquisition of equipment for research and development and the expansion of the Company's manufacturing capacity and facilities. The expenditures in 1996 were primarily related to the acquisition of equipment for research and development and physician training and the expansion of the Company's administrative facilities and manufacturing capacity. In September 1997, the Company entered into a 12-year lease for a 133,000 square foot building which is currently under construction. The Company plans to move its present operations to this new facility in late 1998. The Company expects that its capital expenditures in 1998 will be higher than 1997 primarily due to this new facility. The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements in 1998.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                HEARTPORT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................         F-2

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

Consolidated Statements of Cash Flows......................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Heartport, Inc.

    We have audited the accompanying consolidated balance sheets of Heartport, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartport, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
January 26, 1998

                                HEARTPORT, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   35,805  $   33,445
  Short-term investments..................................................................      76,780      56,407
  Accounts receivable, net of allowances of $923 in 1997 ($98 in 1996)....................       5,925         550
  Inventories.............................................................................       4,878       2,107
  Other current assets....................................................................       1,460       1,717
                                                                                            ----------  ----------
Total current assets......................................................................     124,848      94,226
                                                                                            ----------  ----------
Property and equipment:
  Equipment...............................................................................       8,967       4,908
  Furniture and fixtures..................................................................       1,924       1,372
  Leasehold improvements..................................................................       6,991       1,699
                                                                                            ----------  ----------
                                                                                                17,882       7,979
  Accumulated depreciation and amortization...............................................       4,474       1,584
                                                                                            ----------  ----------
                                                                                                13,408       6,395
Other assets..............................................................................       4,554       1,231
                                                                                            ----------  ----------
Total assets..............................................................................  $  142,810  $  101,852
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    4,752  $    4,570
  Accrued compensation and related benefits...............................................       4,324       1,433
  Accrued interest........................................................................       1,042          --
  Current portion of long-term debt.......................................................         807         662
                                                                                            ----------  ----------
Total current liabilities.................................................................      10,925       6,665
                                                                                            ----------  ----------
Noncurrent liabilities:
  Long-term debt, less current portion....................................................      86,842       1,334
  Other long-term liabilities.............................................................          65         383
  Deferred royalty income.................................................................       2,961       3,000
                                                                                            ----------  ----------
Total noncurrent liabilities..............................................................      89,868       4,717
                                                                                            ----------  ----------
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value; 20,000 shares authorized, none issued and
    outstanding...........................................................................          --          --
  Common stock, $0.001 par value:
    Authorized shares--100,000
    Issued and outstanding shares--24,902 in 1997 (24,415 in 1996)........................          25          24
  Additional paid-in capital..............................................................     144,824     142,018
  Notes receivable from stockholders......................................................        (902)       (973)
  Accumulated deficit.....................................................................    (101,930)    (50,599)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      42,017      90,470
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  142,810  $  101,852
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   23,421  $      624  $       --
Cost of sales.................................................................      15,395         561          --
                                                                                ----------  ----------  ----------
Gross profit..................................................................       8,026          63          --
Operating expenses:
  Research and development....................................................      18,005      21,059       8,477
  Selling, general and administrative.........................................      43,005      11,223       1,229
  Patent acquisition..........................................................          --       5,216          --
                                                                                ----------  ----------  ----------
Loss from operations..........................................................     (52,984)    (37,435)     (9,706)
Interest income...............................................................       6,563       3,973         542
Interest expense and other....................................................      (4,910)       (592)       (189)
                                                                                ----------  ----------  ----------
Net loss......................................................................  $  (51,331) $  (34,054) $   (9,353)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share (pro forma in 1996 and 1995).............  $    (2.29) $    (1.79) $    (0.78)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                             See accompanying notes

                                HEARTPORT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                   CONVERTIBLE PREFERRED
                                                           STOCK                  COMMON STOCK        ADDITIONAL
                                                  ------------------------  ------------------------    PAID-IN       NOTES
                                                    SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL    RECEIVABLE
                                                  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1994....................       6,671    $       7        5,959    $       6    $   9,151    $     (44)
  Issuances of convertible preferred stock......       2,566            2           --           --       15,982           --
  Issuances of preferred stock warrants.........          --           --           --           --           29           --
  Exercises of common stock options.............          --           --        3,093            3        1,211       (1,049)
  Issuances of common stock.....................          --           --           32           --           22           --
  Net loss......................................          --           --           --           --           --           --
                                                  -----------         ---   -----------         ---   -----------  -----------
Balance at December 31, 1995....................       9,237            9        9,084            9       26,395       (1,093)
  Conversion of convertible preferred stock into
    common stock................................      (9,237)          (9)       9,237            9           --           --
  Repurchases of common stock...................          --           --         (184)          --          (69)          69
  Payments of stockholders' notes receivable....          --           --           --           --           --           51
  Exercises of common stock options.............          --           --          327           --           67           --
  Issuances of common stock.....................          --           --        5,951            6      115,425           --
  Issuances of warrants.........................          --           --           --           --          200           --
  Net loss......................................          --           --           --           --           --           --
                                                  -----------         ---   -----------         ---   -----------  -----------
Balance at December 31, 1996....................          --           --       24,415           24      142,018         (973)
  Payments of stockholders' notes receivable....          --           --           --           --           --           71
  Exercises of common stock options.............          --           --          413           --          940           --
  Issuances of common stock.....................          --           --           74            1        1,563           --
  Issuances of stock options to non-employees...          --           --           --           --          303           --
  Net loss......................................          --           --           --           --           --           --
                                                  -----------         ---   -----------         ---   -----------  -----------
Balance at December 31, 1997....................          --    $      --       24,902    $      25    $ 144,824    $    (902)
                                                  -----------         ---   -----------         ---   -----------  -----------
                                                  -----------         ---   -----------         ---   -----------  -----------


                                                                    TOTAL
                                                  ACCUMULATED   STOCKHOLDERS'
                                                    DEFICIT        EQUITY
                                                  ------------  -------------
Balance at December 31, 1994....................   $   (7,192)    $   1,928
  Issuances of convertible preferred stock......           --        15,984
  Issuances of preferred stock warrants.........           --            29
  Exercises of common stock options.............           --           165
  Issuances of common stock.....................           --            22
  Net loss......................................       (9,353)       (9,353)
                                                  ------------  -------------
Balance at December 31, 1995....................      (16,545)        8,775
  Conversion of convertible preferred stock into
    common stock................................           --            --
  Repurchases of common stock...................           --            --
  Payments of stockholders' notes receivable....           --            51
  Exercises of common stock options.............           --            67
  Issuances of common stock.....................           --       115,431
  Issuances of warrants.........................           --           200
  Net loss......................................      (34,054)      (34,054)
                                                  ------------  -------------
Balance at December 31, 1996....................      (50,599)       90,470
  Payments of stockholders' notes receivable....           --            71
  Exercises of common stock options.............           --           940
  Issuances of common stock.....................           --         1,564
  Issuances of stock options to non-employees...           --           303
  Net loss......................................      (51,331)      (51,331)
                                                  ------------  -------------
Balance at December 31, 1997....................   $ (101,930)    $  42,017
                                                  ------------  -------------
                                                  ------------  -------------

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES
Net loss......................................................................  $  (51,331) $  (34,054) $   (9,353)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................       2,896       1,084         330
  Common stock and warrants issued for services rendered and certain
    technology................................................................         459       4,355          --
  Compensation related to stock options.......................................         303         183          --
  Loss on disposal of equipment...............................................         262          --          --
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................      (5,375)       (550)         --
    Inventories...............................................................      (2,771)     (2,107)         --
    Other assets..............................................................          --      (2,666)        103
    Accounts payable, accrued expenses, and other liabilities.................       3,758       5,201         541
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................     (51,799)    (28,554)     (8,379)
                                                                                ----------  ----------  ----------

INVESTING ACTIVITIES
Purchases of short-term investments...........................................     (90,166)   (120,629)     (5,198)
Maturities and sales of short-term investments................................      69,793      69,420       1,092
Purchases of property and equipment...........................................     (10,165)     (6,104)       (875)
                                                                                ----------  ----------  ----------
Net cash used in investing activities.........................................     (30,538)    (57,313)     (4,981)
                                                                                ----------  ----------  ----------

FINANCING ACTIVITIES
Proceeds from issuances of preferred stock....................................          --          --      15,984
Proceeds from issuances of common stock.......................................       2,045     111,159         165
Proceeds from payments of stockholders' notes receivable......................          71          51          --
Proceeds from long-term borrowings............................................      83,240       1,155       4,519
Repayment of long-term borrowings.............................................        (659)       (465)       (261)
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................      84,697     111,900      20,407
                                                                                ----------  ----------  ----------
Net increase in cash and cash equivalents.....................................       2,360      26,033       7,047
Cash and cash equivalents at beginning of year................................      33,445       7,412         365
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $   35,805  $   33,445  $    7,412
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION
Cash paid for interest........................................................  $    3,573  $      346  $      182

NONCASH FINANCING ACTIVITIES
Issuance of preferred stock warrants in connection with debt financing........  $       --  $       --  $       29
Issuance of common stock for notes receivable.................................  $       --  $       --  $    1,049
Issuance of common stock for technology.......................................  $       --  $    4,155  $       22
Repurchase of common stock through forgiveness of notes receivable from
  stockholders................................................................  $       --  $       69  $       --
Conversion of long-term debt to deferred royalty income.......................  $       --  $    3,000  $       --
Conversion of preferred stock to common stock.................................  $       --  $        9  $       --

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

    Certain amounts for 1996 and 1995 have been reclassified to conform to the 1997 financial statement presentation.

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

    REVENUE RECOGNITION

    The Company recognizes product revenue upon shipment. Deferred royalty income includes advances received but unearned under an agreement with St. Jude Medical, Inc. Fees from distribution right agreements are recognized as relevant contractual milestones are attained.

    ADVERTISING

    The Company expenses advertising costs as incurred. For the years ended December 31, 1997, 1996 and 1995 advertising expenses were $504,000, $67,000 and $0, respectively.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to credit risk consist principally of investments and accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and corporations and, other than its investments in U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment vehicle. In addition, the Company performs credit evaluations of its customers' financial condition and generally requires no collateral. At December 31, 1997, approximately 15% of accounts receivable related to a distribution agreement (see Note 5), and no direct customer represented more than 4% of the total accounts receivable balance. During 1997 and 1996, sales to international customers were approximately 12% and 26% of net sales, respectively. All sales are denominated in U.S. dollars.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of investments is based on quoted market prices or pricing models using current market rates (see Note 3).

                                HEARTPORT, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The fair value of the Company's long-term debt is estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements (see Note 4).

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

    INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31 were as follows:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Materials and purchased parts..............................................  $   2,235  $   1,625
Work in progress...........................................................        456         84
Finished goods.............................................................      2,187        398
                                                                             ---------  ---------
Total inventories..........................................................  $   4,878  $   2,107
                                                                             ---------  ---------
                                                                             ---------  ---------

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to nine years or over the term of the lease, if shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

    NET LOSS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. For periods with a profit, basic earnings per share excludes the dilutive effect of options, warrants, and convertible securities that would have been included in the primary earnings per share calculation. In addition, in February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98, EARNINGS PER SHARE. Staff Accounting Bulletin No. 98 affected the treatment of certain stock and warrants ("cheap stock") issued within a one-year period prior to an initial public offering. Upon

                                HEARTPORT, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the adoption of Statement 128, the staff generally does not continue to believe that such stock and warrants should be treated as outstanding for all reporting periods. Earnings per share amounts presented have been restated to conform to the Statement 128 and Staff Accounting Bulletin No. 98 requirements. The following table sets forth the computation of net loss per share:

                                                                             1997        1996        1995
                                                                          ----------  ----------  ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                                       AMOUNTS)
Numerator for basic, diluted and pro forma net loss per share:
  Net loss..............................................................  $  (51,331) $  (34,054) $   (9,353)

Denominator:
  Weighted-average common shares........................................      24,687      19,502       6,873
  Weighted-average nonvested shares subject to repurchase...............      (2,266)     (3,362)     (3,163)
                                                                          ----------  ----------  ----------
Denominator for basic and diluted net loss per share....................      22,421      16,140       3,710
                                                                          ----------
                                                                          ----------
Convertible preferred shares............................................                   2,910       8,237
                                                                                      ----------  ----------
Denominator for pro forma net loss per share............................                  19,050      11,947
                                                                                      ----------  ----------
                                                                                      ----------  ----------
Basic and diluted net loss per share....................................  $    (2.29)
                                                                          ----------
                                                                          ----------
Pro forma net loss per share............................................              $    (1.79) $    (0.78)
                                                                                      ----------  ----------
                                                                                      ----------  ----------

    The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants, nonvested shares, convertible debentures and convertible preferred stock, see Notes 4 and 6.

    Pro forma net loss per share has been computed as above and also assumes the conversion of convertible preferred shares not included above that automatically converted upon the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

    Outstanding nonvested shares represent shares subject to repurchase at the option of the Company. Supplemental net loss per share data (unaudited) computed assuming nonvested shares were outstanding for the purposes of calculating basic and diluted net loss per share in 1997 and pro forma net loss per share in 1996 and 1995 is $(2.08), $(1.52), and $(0.62), respectively.

    STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has adopted the pro forma disclosure of accounting for employee options under the fair value method. For options or other stock based compensation issued to non-employees, the Company recognizes compensation expense under the fair value method.

                                HEARTPORT, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. This statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

    In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

2.  COMMITMENTS

    The Company leases its facilities under noncancelable operating leases that expire in the years 1999 through 2010. Rental expense was $1,937,000, $959,000 (net of sublease income of $14,000), and $435,000 (net of sublease income of $161,000) for the years ended December 31, 1997, 1996 and 1995, respectively.

    The future minimum lease payments as of December 31, 1997 were as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
1998...........................................................................    $   2,230
1999...........................................................................        4,521
2000...........................................................................        4,071
2001...........................................................................        4,166
2002...........................................................................        3,706
Thereafter.....................................................................       31,064
                                                                                 -------------
                                                                                   $  49,758
                                                                                 -------------
                                                                                 -------------

                                HEARTPORT, INC.

3.  INVESTMENTS

    Investments as of December 31, including cash equivalents and short-term investments, were as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Money market funds....................................................  $    2,014  $    7,959
Commercial paper......................................................      27,398      18,289
Auction rate preferred stock..........................................       6,600       8,000
Corporate notes.......................................................      29,718      35,462
U.S. government agency securities.....................................      39,990      12,945
Mortgage backed securities............................................       2,222          --
                                                                        ----------  ----------
Total available-for-sale investments..................................     107,942      82,655
Amounts classified as cash equivalents................................     (31,162)    (26,248)
                                                                        ----------  ----------
Short-term investments................................................  $   76,780  $   56,407
                                                                        ----------  ----------
                                                                        ----------  ----------

    There were no material realized or unrealized gains or losses in any category of investment in 1997, 1996 or 1995.

    The estimated fair value of investments in debt securities at December 31, 1997, by contractual maturity, were as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Due in 1 year or less..........................................................   $    85,645
Due in 1-2 years...............................................................        20,075
                                                                                 -------------
                                                                                      105,720
Mortgage-backed securities.....................................................         2,222
                                                                                 -------------
Total investments in debt securities...........................................   $   107,942
                                                                                 -------------
                                                                                 -------------

4.  DEBT

    Debt at December 31 was as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Convertible subordinated notes, due in 2004 at 7.25%.....................  $  86,250  $      --
Equipment financing and other debt.......................................      1,399      1,996
                                                                           ---------  ---------
Total long-term debt.....................................................     87,649      1,996
Current portion of long-term debt........................................       (807)      (662)
                                                                           ---------  ---------
Long-term debt, less current portion.....................................  $  86,842  $   1,334
                                                                           ---------  ---------
                                                                           ---------  ---------

    In April 1997, the Company issued an aggregate principal amount of $86.3 million of convertible subordinated notes. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Issuance costs of

                                HEARTPORT, INC.

4.  DEBT (CONTINUED)
approximately $3.4 million are included in other assets and are being amortized over the life of the notes. The carrying value of the Company's long-term debt approximates its fair value.

    As of December 31, 1997, aggregate debt maturities were as follows (in thousands):

1998...............................................................  $     807
1999...............................................................        428
2000...............................................................        122
2001...............................................................         33
Thereafter.........................................................     86,259
                                                                     ---------
                                                                     $  87,649
                                                                     ---------
                                                                     ---------

    As of December 31, 1997, the Company has an unused credit facility with a commercial bank of $15.0 million. In March 1998, the credit facility was extended to $25.0 million. The annual commitment fee is 0.25% for the unused portion of the line of credit.

5.  DISTRIBUTION AGREEMENT

    In December 1997, the Company entered into an agreement with Getz Bros. Co., Ltd. to assign exclusive rights to distribute the Company's products in Japan. During 1997, the Company recognized $1.0 million in non-refundable fees upon the signing of the agreement. Additional non-refundable fees can be received and earned upon the achievement of certain milestones, including product approval and certification in Japan.

6.  STOCKHOLDERS' EQUITY

    NONVESTED SHARES

    At December 31, 1997, 1,912,000 shares of outstanding common stock owned by employees of and consultants to the Company were subject to repurchase, at the option of the Company, at the original purchase price in the event of the termination of their employment or consulting relationship.

    STOCK OPTION PLANS

    Under the 1993 Stock Option Plan (the 1993 Plan), the Company may grant incentive and nonstatutory stock options to purchase up to 6,720,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 85% of the fair value of the stock at the date of grant for nonstatutory stock options and 100% of the fair value of the stock at the date of grant for incentive stock options as determined by the Board of Directors. Generally, options vest under such conditions as determined by the Board of Directors, typically over a five year period, and expire after ten years. During 1996, the Company adopted the 1996 Stock Option Plan (the 1996
Plan), under which the Company reserved 2,110,000 shares of common stock for issuance to employees, consultants and directors of the Company in addition to the 3,390,000 shares incorporated from the 1993 plan. The Company had 607,000 shares available for grant under the plans as of December 31,1997.

    In addition, during 1996 the Company issued 940,000 nonstatutory options outside of the plans to employees.

                                HEARTPORT, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option transactions is as follows:

                                                                      OUTSTANDING OPTIONS
                                                                 ------------------------------
                                                                                    WEIGHTED
                                                                    NUMBER OF        AVERAGE
                                                                     SHARES         EXERCISE
                                                                 (IN THOUSANDS)       PRICE
                                                                 ---------------  -------------
December 31, 1994..............................................         1,558       $    0.22
  Options granted..............................................         3,586       $    0.44
  Options exercised............................................        (3,093)      $    0.39
  Options canceled.............................................           (48)      $    0.21
                                                                       ------          ------
December 31, 1995..............................................         2,003       $    0.34
  Options granted..............................................         3,100       $   16.39
  Options exercised............................................          (327)      $    0.20
  Options canceled.............................................          (399)      $    2.62
                                                                       ------          ------
December 31, 1996..............................................         4,377       $   12.02
  Options granted..............................................         1,933       $   20.64
  Options exercised............................................          (413)      $    2.26
  Options canceled.............................................          (629)      $   10.84
                                                                       ------          ------
December 31, 1997..............................................         5,268       $   16.08
                                                                       ------          ------
                                                                       ------          ------

                                                                                    WEIGHTED
                                                                    NUMBER OF        AVERAGE
                                                                     SHARES         EXERCISE
                                                                 (IN THOUSANDS)       PRICE
                                                                 ---------------  -------------
Options exercisable at:
  December 31, 1995............................................           845       $    0.27
  December 31, 1996............................................           801       $    3.21
  December 31, 1997............................................         1,530       $    9.88

    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                                                  OPTIONS OUTSTANDING
                                       -----------------------------------------    OPTIONS EXERCISABLE
                                                       WEIGHTED                   ------------------------
                                                        AVERAGE       WEIGHTED                  WEIGHTED
                                                       REMAINING       AVERAGE                   AVERAGE
              RANGE OF                  NUMBER OF     CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
           EXERCISE PRICES               SHARES          LIFE           PRICE       SHARES        PRICE
-------------------------------------  -----------  ---------------  -----------  -----------  -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$ 0.06 - $ 7.50......................       1,636            7.5      $    3.79        1,079    $    4.70
$ 7.51 - $15.00......................         185            8.2      $   12.62           60    $   12.53
$15.01 - $25.00......................       2,566            9.1      $   20.26          275    $   21.63
$25.01 - $35.00......................         816            8.9      $   26.51           97    $   26.71
$35.01 - $45.00......................          65            8.4      $   38.81           19    $   38.85
                                                              --
                                            -----                    -----------       -----   -----------
                                            5,268            8.5      $   16.08        1,530    $    9.88
                                                              --
                                                              --
                                            -----                    -----------       -----   -----------
                                            -----                    -----------       -----   -----------

                                HEARTPORT, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK BASED COMPENSATION

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Expected dividend yield........................................         0%         0%         0%
Expected stock price volatility................................        65%        67%        67%
Risk-free interest rate........................................      5.35%      5.97%      5.97%
Expected life of options.......................................    3 years    3 years    3 years

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                               1997        1996        1995
                                                            ----------  ----------  ----------
Net loss--as reported.....................................  $  (51,331) $  (34,054) $   (9,353)
Net loss--pro forma.......................................  $  (62,112) $  (38,166) $   (9,501)
Loss per share--as reported...............................  $    (2.29) $    (1.79) $    (0.78)
Loss per share--pro forma.................................  $    (2.77) $    (2.00) $    (0.80)

    The weighted average fair value of options granted in 1997, 1996 and 1995 was $9.75, $7.41 and $0.22 per share, respectively.

    The pro forma effect on net income for 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

    STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock at the lower of 85% of the fair market value of the common stock at the beginning or end of each six month offering period of up to an aggregate total of 240,000 shares of the Company's common

                                HEARTPORT, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
stock. During the years ended December 31, 1997 and 1996, 53,000 and 19,000 shares, respectively, were issued under the Purchase Plan.

    SHAREHOLDER RIGHTS PLAN

    On March 26, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock outstanding on the effective date of the Offering. Each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of the Company's common stock, at an exercise price of $0.001 per share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 20% or more of the Company's capital stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.001 per Right. For a limited period of time after the announcement of any such acquisition or offer, each Right becomes exercisable or, at the discretion of Board, may be exchanged for one share of common stock per Right. The Rights expire in the year 2006.

    COMMON STOCK RESERVED

    At December 31, 1997, the Company has reserved shares of common stock for future issuances as follows:

                                                                                 (IN THOUSANDS)
                                                                                 ---------------
Stock option plans.............................................................         4,935
Stock options outside the plans................................................           940
Stock purchase plan............................................................           168
Stock warrants.................................................................            18
                                                                                        -----
    Total......................................................................         6,061
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

7.  INCOME TAXES

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision or benefit for income taxes for 1997, 1996 or 1995.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                                HEARTPORT, INC.

7.  INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards....................................  $   34,300  $   16,900
  Tax credit carryforwards............................................       2,400         900
  Capitalized research and development................................         400         500
  Acquired patent.....................................................       1,900       1,800
  Other temporary differences.........................................       2,600         600
                                                                        ----------  ----------
    Total deferred tax assets.........................................      41,600      20,700
Valuation allowance...................................................     (41,600)    (20,700)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    Approximately $1.7 million of the valuation allowance is attributable to tax deductions, the benefit of which will be credited to additional paid in capital when realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1997 and 1996 has been established to reflect these uncertainties. The increases in the valuation allowance were approximately $20.9 million, $13.9 million and $3.9 million for fiscal years 1997, 1996 and 1995, respectively.

    As of December 31, 1997, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $93.0 million and $59.0 million, respectively, which will expire from 1999 through 2012. As of December 31, 1997, the Company also had research and development tax credit carryforwards of approximately $1.3 million and $1.2 million, respectively, for federal and California tax purposes, which will expire in years 2007 through 2012 if not used.

    Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8.  PATENT ACQUISITION

    Patent acquisition expenses consist of the cost to acquire a United States patent, several pending U.S. patent applications, and related rights from Endosurgical Development Corporation in July 1996 in exchange for shares of Common Stock and cash.

9.  EMPLOYEE BENEFIT PLAN

    The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 20% of their pre-tax salary, up to statutory limits. All regular U.S. employees are eligible to participate. The Company currently does not match employee contributions made to the savings plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

OFFICERS AND DIRECTORS

    The officers and directors of the Company, and their ages as of December 31, 1997, are as follows:

                 NAME                        AGE                                POSITION
---------------------------------------      ---      ------------------------------------------------------------
Wesley D. Sterman, M.D.                          37   President, Chief Executive Officer, Director, and Co-Founder
Richard B. Brewer                                46   Chief Operating Officer
John H. Stevens, M.D.                            37   Chief Technical Officer, Director and Co-Founder
David B. Singer                                  35   Senior Vice President and Chief Financial Officer
Bradford J. Shafer                               37   General Counsel and Secretary
Steven E. Johnson                                39   Senior Vice President of Manufacturing
Casey M. Tansey                                  40   Senior Vice President of Sales and Marketing
Hanson S. Gifford, III                           37   Vice President of Research and Development
Luis J. Jimenez                                  42   Vice President of Quality Assurance and Regulatory Affairs
C. Richard Neely, Jr.                            43   Vice President, Finance and Controller
Ajit S. Shah, Ph.D.                              37   Vice President of Corporate Development
Lawrence C. Siegel, M.D.                         40   Vice President of Clinical Affairs
Robert V. Gunderson, Jr.(2)                      46   Director
Joseph S. Lacob(2)                               42   Director
Petri T. Vainio, M.D., Ph.D.(1)                  38   Director
Steven C. Wheelwright, Ph.D.(1)(2)               54   Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    WESLEY D. STERMAN, M.D. founded the Company with Dr. Stevens in May, 1991, and has served as a director and the Company's President and Chief Executive Officer since that time. Prior to founding the Company, Dr. Sterman was founder, President and Chief Executive Officer of EndoVascular Technologies, Inc., a medical device manufacturer, from July, 1989 to September, 1991. Dr. Sterman has B.S. degrees both in Biology and in Chemistry from Stanford University. Dr. Sterman received an M.D. from the Stanford University School of Medicine and an M.B.A. from the Graduate School of Business at Stanford University, where he was an Arjay Miller Scholar.

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

                                     III-1

    JOHN H. STEVENS, M.D. founded the Company with Dr. Sterman in May, 1991, and has been a director of the Company since that time. Dr. Stevens joined Heartport as Chief Technical Officer in July, 1997 and has been Consulting Assistant Professor of Cardiac Surgery at Stanford University School of Medicine since that time. From August, 1996 until he joined the Company, Dr. Stevens was Assistant Professor of Cardiothoracic Surgery at Stanford and prior to that he served as Chief Resident of the Department of Cardiothoracic Surgery at Stanford, and as Senior Registrar in Cardiothoracic Surgery at the Great Ormond Street Hospital for Sick Children in London, England from July, 1995 to March, 1996. Dr. Stevens earned B.U.S. and B.S. degrees in Communications and Psychology from the University of Utah and an M.D. from Stanford University.

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

    STEVEN E. JOHNSON has been Senior Vice President of Manufacturing of the Company since January 1998 and prior to that was Vice President of Manufacturing of the Company since August, 1994. Prior to joining the Company, Mr. Johnson served in various capacities with Advanced Cardiovascular Systems, Inc., a medical device company, from 1983 to 1994, most recently as Vice President, Manufacturing. Mr. Johnson earned a B.S. in Industrial Engineering from GMI Engineering and Management Institute.

    CASEY M. TANSEY has been Senior Vice President of Sales and Marketing of the Company since January 1998 and prior to that was Vice President of Sales and Marketing of the Company since December, 1995. From 1988 until joining the Company in 1995, Mr. Tansey served in various capacities with the Edwards C.V.S. Division of Baxter. Mr. Tansey's most recent position at Baxter/Edwards was Vice President, North American Sales. Mr. Tansey earned a B.S. in Business Administration and an M.B.A. from the College of Notre Dame.

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

    LUIS J. JIMENEZ has been Vice President, Quality Assurance and Regulatory Affairs of the Company since September, 1997. Prior to joining the Company, Mr. Jimenez was employed by Boston Scientific Corporation (formerly Heart Technology, Inc.) from 1993 to 1997, most recently as Senior Director, Program Management/Quality. Mr. Jimenez served in various quality assurance and quality engineering capacities with Baxter International, Inc. from 1984 to 1993. Mr. Jimenez earned a B.S. from the University of Puerto Rico and an M.B.A. from the University of Southern California, Los Angeles.

                                     III-2

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

    AJIT S. SHAH, PH.D. has been Vice President of Corporate Development of the Company since April, 1997. Prior to joining the Company, Dr. Shah served in various capacities with Stanford Research Institute (SRI International) from 1988 to 1997, most recently as the Executive Director of the Advanced Technology Division. Dr. Shah earned a B.S. in Mechanical Engineering from the University of California, Berkeley, a M.S. from Stanford University in Electrical Engineering and a Ph.D. in Biomedical Engineering awarded jointly by the School of Medicine, University of California, San Francisco and College of Engineering, University of California, Berkeley.

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

    JOSEPH S. LACOB has been a director of the Company since April, 1992. Mr. Lacob is a general partner of Kleiner Perkins Caufield & Byers ("Kleiner Perkins"), a venture capital firm he joined in 1987. Prior to joining Kleiner Perkins, he was Marketing Manager for Cetus Corporation, a biotechnology company. Mr. Lacob serves as Chairman of the Board of Directors of CellPro, Inc., and is a director of Cardima, Inc., Corixa Corporation, Microcide Pharmaceuticals, Inc., Pharmacyclics, Inc., and five privately held companies. Mr. Lacob holds a B.S. in Biochemistry from the University of California at Irvine, a Masters in Public Health from the University of California at Los Angeles, and an M.B.A. from the Graduate School of Business at Stanford University.

    PETRI T. VAINIO, M.D., PH.D. has been a director of the Company since April, 1992. Dr. Vainio is a general partner of Sierra Ventures, a venture capital firm he joined in 1988. He currently serves on the Board of Directors of Symphonix Devices, Inc., a medical device company, and six privately held companies. Dr. Vainio holds M.D. and Ph.D. degrees from the University of Helsinki, Finland, and an M.B.A. from the Graduate School of Business at Stanford University.

    STEVEN C. WHEELWRIGHT, PH.D. has been a director of the Company since January, 1995. Dr. Wheelwright currently serves as a senior associate dean at the Graduate School of Business, Harvard University, where he has been a professor since July, 1988. Dr. Wheelwright also served as a professor of the Graduate School of Business, Harvard University, from August, 1985, to August, 1986. From August, 1986 to August, 1988, Dr. Wheelwright served as a professor at the Graduate School of Business at Stanford University. Dr. Wheelwright is also a member of the Board of Directors of Quantum Corporation, a mass storage device company, T.J. International Corporation, an engineered wood products company, and Franklin Covey, an organizational tools company.

                                     III-3

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the Proxy Statement for the Registrant's Annual Meeting of Stockholders.

                                     III-4

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    2.1+     Agreement and Plan of Merger dated April 3, 1995, for the reincorporation merger of Stanford Surgical
             Technology, Inc., a California corporation, into Heartport, Inc., a Delaware corporation.
    3.1+     Restated Certificate of Incorporation.
    3.2+     Bylaws of the Registrant.
    4.1      Reference is made to Exhibits 3.1 and 3.2.
    4.2+     Specimen Common Stock certificate.
    4.3+     Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April 17, 1995.
    4.4#     Rights Agreement between the Registrant and the First National Bank of Boston dated April 25, 1996.
   10.1+     Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.
   10.2+     1993 Stock Option Plan and forms of agreements thereunder.
   10.3#     1996 Stock Option Plan as amended and restated October 21, 1996.
   10.4#     Employee Stock Purchase Plan, as amended and restated October 21, 1996.
   10.5+     Real Property Lease between the Registrant and Metropolitan Insurance Company dated September 21,
             1992, as amended.
   10.6+     Equipment Financing Agreement between the Registrant and Lease Management Services, Inc. dated
             February 23, 1995.
   10.7+*    Agreement between the Company and St. Jude Medical, Inc. dated September 11, 1995.
   10.8#     Third Amendment to Lease Agreement between Heartport Research and Training Center, Inc. and
             University of Utah Research Foundation dated as of October 25, 1996.
   10.9#*    Amendment to agreement between Registrant and St. Jude Medical, Inc. dated January 31, 1997.
   10.10     Amended and Restated Loan and Security Agreement dated March 20, 1998 between the Registrant, Silicon
             Valley Bank and Banque Nationale de Paris.
   10.11     Industrial Build-To-Suit Lease dated September 19, 1997 between Registrant and Chestnut Bay LLC.
             (without exhibits)
   10.12     First Amendment to Industrial Build-To-Suit Lease dated February 10, 1998 between Registrant and
             Chestnut Bay LLC.
   23.1      Consent of Ernst & Young LLP, Independent Auditors.
   27.1      Financial Data Schedule

------------------------

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

#  Previously filed.

(a)(2)  SCHEDULES

    The following financial statement schedules required by Regulation S-X are filed herewith:

  SCHEDULE NO.                   DESCRIPTION
-----------------  ---------------------------------------
           II      Valuation and Qualifying Accounts

    All other schedules are not applicable.

(b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c)  EXHIBITS

    See paragraph (a).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 27th day of March, 1998.

                                HEARTPORT, INC.

                                By:             /s/ DAVID B. SINGER
                                     -----------------------------------------
                                                  David B. Singer
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints, Wesley D. Sterman and David B. Singer, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
 /s/ WESLEY D. STERMAN, M.D.      Officer and Director
------------------------------    (Principal Executive        March 27, 1998
   Wesley D. Sterman, M.D.        Officer)

                                Senior Vice President and
     /s/ DAVID B. SINGER          Chief Financial Officer
------------------------------    (Principal Financial and    March 27, 1998
       David B. Singer            Accounting Officer)

 /s/ ROBERT V. GUNDERSON, JR.
------------------------------  Director                      March 27, 1998
   Robert V. Gunderson, Jr.

     /s/ JOSEPH S. LACOB
------------------------------  Director                      March 27, 1998
       Joseph S. Lacob

  /s/ JOHN H. STEVENS, M.D.
------------------------------  Director                      March 27, 1998
    John H. Stevens, M.D.

  /s/ PETRI T. VAINIO, M.D.,
            PH.D.
------------------------------  Director                      March 27, 1998
 Petri T. Vainio, M.D., Ph.D.

  /s/ STEVEN C. WHEELWRIGHT,
            PH.D.
------------------------------  Director                      March 27, 1998
 Steven C. Wheelwright, Ph.D.

                                  SCHEDULE II
                                HEARTPORT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                   ADDITIONS
                                                                      BALANCE     CHARGED TO
                                                                     BEGINNING     COSTS AND                   BALANCE END
                                                                     OF PERIOD     EXPENSES      DEDUCTIONS     OF PERIOD
                                                                    -----------  -------------  -------------  -----------
                                                                                        (IN THOUSANDS)
Year Ended December 31, 1997
  Allowance for doubtful accounts.................................   $      33     $     281      $      --     $     314
  Allowance for sales returns.....................................   $      65     $     589      $      45     $     609
Year Ended December 31, 1996
  Allowance for doubtful accounts.................................   $      --     $      33      $      --     $      33
  Allowance for sales returns.....................................   $      --     $      65      $      --     $      65
Year Ended December 31, 1995
  Allowance for doubtful accounts.................................   $      --     $      --      $      --     $      --