Form 10-Q
period 1998-03-31
HEARTPORT INC
filed 1998-05-14
CIK 1009871

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          ---------------------------
                                   FORM 10-Q

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

    As of May 12, 1998, there were 25,041,185 shares of the Registrant's
                           Common Stock outstanding.

--------------------------------------------------------------------------------

                                HEARTPORT, INC.
                                   FORM 10-Q
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997                                                                  3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1998 and March 31, 1997                                   4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1998 and March 31, 1997                                   5

         Notes to Condensed Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                              8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                             21

Item 6.  Exhibits and Reports on Form 8-K                                                      22

SIGNATURES                                                                                     22


-------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company.
Port-Access is a trademark of the Company.

Port-Access Partnership is a service mark of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 HEARTPORT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                     MARCH 31,       DECEMBER 31,
                                                                       1998            1997 (1)
                                                                    ----------      ------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                             $  15,107      $  35,805
 Short-term investments                                                   86,637         76,780
 Accounts receivable, net                                                  5,962          5,925
 Inventories                                                               4,131          4,878
 Prepaid expenses and other                                                1,627          1,460
                                                                      ----------      ---------
Total current assets                                                     113,464        124,848

Property and equipment, net                                               12,995         13,408

Deposits, intangibles and other assets, net                                4,389          4,554
                                                                      ----------      ---------
Total assets                                                          $  130,848      $ 142,810
                                                                      ----------      ---------
                                                                      ----------      ---------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $  3,746      $   4,752
 Accrued compensation and related benefits                                 4,891          4,324
 Accrued interest payable                                                  2,605          1,042
 Current portion of long-term debt                                           748            807
                                                                      ----------      ---------
Total current liabilities                                                 11,990         10,925
                                                                      ----------      ---------
Noncurrent liabilities:
 Long-term debt, less current portion                                     86,720         86,842
 Other long-term liabilities                                                  67             65
 Deferred royalty income                                                   2,945          2,961
                                                                      ----------      ---------
Total noncurrent liabilities                                              89,732         89,868
                                                                      ----------      ---------
Stockholders' equity:
 Common stock, $0.001 par value                                               25             25
 Additional paid-in capital                                              145,034        144,824
 Notes receivable from stockholders                                         (902)          (902)
 Accumulated deficit                                                    (115,031)      (101,930)
                                                                      ----------      ---------
Total stockholders' equity                                                29,126         42,017
                                                                      ----------      ---------
Total liabilities and stockholders' equity                            $  130,848    $   142,810
                                                                      ----------      ---------
                                                                      ----------      ---------

(1)  DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR
             THE YEAR ENDED DECEMBER 31, 1997.

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (in thousands, except per share amounts)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -------------------------
                                                                          1998           1997
                                                                       ---------     ----------
Net sales                                                               $  7,455       $  3,216
Cost of sales                                                              4,200          2,721
                                                                       ---------      ---------
Gross profit                                                               3,255            495

Operating expenses:
 Research and development                                                  4,494          4,332
 Selling, general and administrative                                      11,550          9,219
                                                                       ---------      ---------
Total operating expenses                                                  16,044         13,551
                                                                       ---------      ---------
Loss from operations                                                     (12,789)       (13,056)

Interest income                                                            1,486          1,189
Interest expense and other                                                (1,798)           (81)
                                                                       ---------      ---------
Net loss                                                              $  (13,101)    $  (11,948)
                                                                       ---------      ---------
                                                                       ---------      ---------
Basic and diluted net loss per share                                    $  (0.56)      $  (0.54)
                                                                       ---------      ---------
                                                                       ---------      ---------


                           SEE ACCOMPANYING NOTES

                                HEARTPORT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                         1998          1997
                                                                      ----------     ---------
OPERATING ACTIVITIES:
Net loss                                                              $  (13,101)    $ (11,948)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                            1,121           547
  Compensation related to stock options                                      110           -
  Changes in operating assets and liabilities:
   Accounts receivable                                                       (37)       (2,053)
   Inventories                                                               747          (804)
   Other assets                                                             (125)          311
   Accounts payable, accrued expenses and other liabilities                1,110          (518)
                                                                      ----------     ---------
NET CASH USED IN OPERATING ACTIVITIES                                    (10,175)      (14,465)
                                                                      ----------     ---------
INVESTING ACTIVITIES
Purchases of short-term investments                                      (40,402)      (16,596)
Maturities and sales of short-term investments                            30,545        21,419
Purchases of property and equipment                                         (585)       (1,481)
                                                                      ----------     ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (10,442)        3,342
                                                                      ----------     ---------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                                      100           210
Repayment of long-term borrowings                                           (181)         (162)
                                                                      ----------     ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (81)           48
                                                                      ----------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (20,698)      (11,075)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          35,805        33,445
                                                                      ----------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  15,107     $  22,370
                                                                      ----------     ---------
                                                                      ----------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 CASH PAID FOR INTEREST                                                    $  41         $  60
                                                                      ----------     ---------
                                                                      ----------     ---------


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

  The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1998 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Certain amounts for the period ended March 31, 1997 have been reclassified to conform to the March 31, 1998 financial statement presentation.

NOTE 2.  INVENTORIES

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at March 31, 1998 and December 31, 1997 were as follows:

                                                        MARCH 31,     DECEMBER 31,
                                                          1998           1997
                                                      (UNAUDITED)
                                                      -----------     ------------
                                                             (in thousands)
Materials and purchased parts                              $2,848         $2,235
Work in process                                               214            456
Finished goods                                              1,069          2,187
                                                       ----------        --------
Total inventories                                          $4,131         $4,878
                                                       ----------        --------
                                                       ----------        --------

NOTE 3.  NET LOSS PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. For periods with a profit, basic earnings per share excludes the dilutive effect of options, warrants, and convertible securities that would have been included in the primary earnings per share calculation. Net loss per share for the three months ended March 31, 1997 has been restated to conform to the Statement 128 requirements. The following table sets forth the computation of net loss per share:


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               1998            1997
                                                            ----------      ---------
                                                                  (UNAUDITED)
                                                     (in thousands, except per share amounts)
Numerator for basic and diluted net loss per share:
 Net loss                                                   ($13,101)      ($11,948)
                                                          ----------      ---------
Denominator:
 Weighted-average common shares                               24,962         24,498
 Weighted-average nonvested shares subject to repurchase      (1,748)        (2,532)
                                                          ----------      ---------
Denominator for basic and diluted net loss per share          23,214         21,966
                                                          ----------      ---------

Basic and diluted net loss per share                          ($0.56)        ($0.54)
                                                          ----------      ---------
                                                          ----------      ---------

NOTE 4.  NEW ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reportable in shareholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. There were no unrealized gains or losses on the Company's available-for-sale securities as of December 31, 1997 or March 31, 1998. If the Company adopted Statement 130 for the three months ended March 31, 1998, there would be no difference between comprehensive income and the computation of net loss reported.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

NOTE 5.  SUBSEQUENT EVENT

  On May 7, 1998, the Company announced that it intends to significantly reduce expenses and restructure its business operations to improve operating efficiency and focus its resources on increasing usage of its Port-Access minimally invasive cardiac surgery systems. The Company will scale back manufacturing capacity and reduce general and administrative expenses in several areas. The restructuring includes an approximate one-third reduction of the Company's United States workforce. As a result, the Company expects to take a restructuring charge in the second quarter of 1998. The Company has not finalized the restructuring plan, and accordingly, the amount of the charge has not been estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1998, and for the three months ended March 31, 1998 and March 31, 1997, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

OVERVIEW

  Since its inception in May 1991, Heartport, Inc. (the Company) has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities, and continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

  The Company has only been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to March 31, 1998, the Company has incurred cumulative net losses of approximately $115.0 million. For at least the next 18 months, the Company expects to continue to incur significant losses.

  During 1997, the Company built up its manufacturing capacity and general and administrative structure in anticipation of higher procedure volume and net sales. The Company believes that procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. On May 7, 1998, the Company announced that it intends to significantly reduce expenses and restructure its business operations to improve operating efficiency and focus its resources on increasing usage of its Port-Access minimally invasive cardiac surgery systems. The Company will scale back manufacturing capacity and reduce general and administrative expenses in several areas. The research and development department will focus its resources on enhancing current products and completing the development of new products that make Port-Access procedures easier and faster to perform. The Company will augment its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at their hospitals. The restructuring includes an approximate one-third reduction of the Company's United States workforce. As a result, the Company expects to take a restructuring charge, which the Company plans to disclose when second quarter financial results are announced in July 1998.

  The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors - Early Stage of Utilization; No Assurance of Safety and Efficacy," " -- No Assurance of Market Acceptance," " -- Fluctuations in Operating Results,"
" -- Customer Concentration," " -- Risks Associated with New Surgical Procedure; Extensive Training Requirements," and " -- Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $7.5 million and $3.2 million for the three months ended March 31, 1998 and 1997, respectively. The increase is due to growth in the number of surgical teams trained and actively performing Port-Access cardiac surgery. Net sales consist primarily of sales of the Company's disposable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems. The Company estimates that approximately one-fourth to one-third of net sales in the three months ended March 31, 1998, represented shipments that remained in end-customer stock at March 31,

1998. Revenue from product sales is recognized upon product shipment. International net sales represented 8% and 14% of net sales in the three months ended March 31, 1998 and 1997, respectively.

  COST OF SALES. Cost of sales was $4.2 million and $2.7 million in the three months ended March 31, 1998 and 1997, respectively. Cost of sales consists primarily of material, labor and overhead costs associated with manufacturing the Company's disposable and reusable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems. Cost of sales increased due to higher unit sales in the first quarter 1998, but decreased as a percentage of sales due to manufacturing efficiencies. Gross margin improved to 44% for the three months ended March 31, 1998, compared to 15% for the same period in 1997.

  As cost of sales includes the cost of the Company's reusable devices, for which the Company receives no corresponding revenue under the Company's Port-Access Partnership sales model, the Company's gross margin may vary significantly based upon the mix of reusable and disposable devices shipped. During periods where net sales to new centers in the Port-Access Partnership program constitute a significant percentage of total net sales, and as a result, reusable devices shipped by the Company account for a significant percentage of total devices shipped, the Company's gross margin will be adversely impacted. The gross margin may also be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipment and production schedules in this early stage of adoption.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.5 million in the three months ended March 31, 1998, a 4% increase over $4.3 million in the same period of 1997. The Company continues to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

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

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $11.6 million in the three months ended March 31, 1998, from $9.2 million in the same period of 1997. The increase was primarily due to the hiring of additional sales, marketing and administrative personnel, increased expenses necessary to support the growing customer base and other ongoing sales activities, and higher expenses necessary to manage and support the Company's increased scale of operations. Use of the Company's products requires a substantial training curriculum both at the Heartport Research and Training Center and at each customer's hospital. These costs are accounted for as sales and marketing expenses.

  Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as legal, accounting and other professional fees. Since commercialization of the Company's products, physician training costs have also been included in the Company's selling, general and administrative expenses.

  INTEREST INCOME. Interest income increased to $1.5 million in the three months ended March 31, 1998, compared with $1.2 million in the same period of 1997. The increase is primarily due to the Company's higher average investment balances resulting from the issuance of convertible subordinated notes in April 1997.

  INTEREST EXPENSE AND OTHER. Interest expense and other increased to $1.8 million in the three months ended March 31, 1998, compared with $81,000 in the same period of 1997. The increase is primarily attributable to interest expense related to the Company's convertible subordinated notes that were issued in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of common stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $82.8 million. The Company also has a $25.0 million debt facility with a commercial bank.
No amount was outstanding under this facility at March 31, 1998. At March 31, 1998, the Company had approximately $101.7 million in cash, cash equivalents, and short-term investments and approximately $101.5 million in working capital.

     Net cash used in operating activities was approximately $10.2 million and $14.5 million in the three months ended March 31, 1998 and 1997, respectively, and resulted primarily from net losses in each period. For the three months ended March 31, 1998, net losses, adjusted for depreciation and amortization, were partly offset by a decrease in inventories due to lower manufacturing production rates. For the three months ended March 31, 1997, additional operating cash was required to support an increase in accounts receivable resulting from the Company's first full quarter of product sales. Net cash used in investing activities was approximately $10.4 million for the three months ended March 31, 1998, compared with net cash provided by investing activities of approximately $3.3 million for the three months ended March 31, 1997. The net cash used in investing activities for the three months ended March 31, 1998, reflects the reinvestment of cash equivalent investment maturities during the period as short-term investments.

  Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $0.6 million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively. The decrease in expenditures in the three months ended March 31, 1998, was primarily due to the timing of facility improvements. The Company expects that its capital expenditures in 1998 will be higher than 1997 primarily due to the cost of leasehold improvements for the Company's new building, which is currently under construction. The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements in 1998.

RISK FACTORS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

RESTRUCTURING OF OPERATIONS

     On May 7, 1998, the Company announced that it intends to restructure its business operations. Implementation of this restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that planned in the reduction in force. Although the Company believes that the actions it is taking in connection with the restructuring should help align the Company's expense structure with its business prospects, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs and reducing its net losses. In addition, there can be no assurance that the Company's future operating results and financial condition will not be adversely affected should it encounter difficulty in managing the restructuring.

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

CUSTOMER CONCENTRATION

     Approximately 39% of the Company's net sales in the three months ended March 31, 1998, were derived from sales to 20 customers. However, the Company believes that these customers actually performed a substantially higher percentage of the Port-Access procedures performed during the quarter, and that this customer concentration will continue during the remainder of 1998 as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its products in higher volume commercial quantities. Although the Company is scaling up its capability to produce products in higher volume, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. Although the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with GMP requirements, which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA GMP requirements will be met.

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

     The Company has only generated revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to March 31, 1998, the Company has incurred cumulative net losses of approximately $115.0 million. For at least the next 18 months, the Company expects to continue to incur significant losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 31, 1998, the Company owns 61 issued or allowed United States patents, and one issued foreign patent. In addition, as of March 31, 1998, the Company has 87 pending United States patent applications and has filed 44 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $9.75 on May 5, 1998. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

          (ii)     The managing underwriters of the offering were:

                             Morgan Stanley & Co. Incorporated
                             Goldman, Sachs & Co.
                             Alex. Brown & Sons Incorporated
                             Cowen & Company

         (iii)     Class of securities registered:               Common Stock

          (iv)     Amount registered:                        5,750,000 Shares
                   Aggregate price of offering amount
                   registered:                                       $120,750
                   Amount sold:                              5,750,000 Shares
                   Aggregate offering price of amount sold:          $120,750

           (v)     Estimated amount of expenses incurred
                   for the Issuers' account in connection
                   with the issuance and distribution of
                   the securities:                                 $    9,949

          (vi)     Estimated net offering proceeds:                  $110,801

         (vii)     Estimated use of net offering proceeds
                   through March 31, 1998:
                   Construction of plant, building
                   and facilities                                  $    6,700
                   Purchase and installation of
                   machinery and equipment                         $    8,609
                   Purchase of real estate                         $        0
                   Acquisition of other businesses                 $        0
                   Repayment of indebtedness                       $    1,106
                   Working capital                                 $   82,396
                   Short-term investments                          $   10,210
                   Money Market funds                              $    1,780

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         27      Financial Data Schedule

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 1998                             HEARTPORT, INC.
         ---------------------------
                                                  By: /s/ David B. Singer




                                                  -----------------------------
                                                  Senior Vice President  and
                                                  Chief Financial Officer