Form 10-Q
period 1998-06-30
HEARTPORT INC
filed 1998-08-14
CIK 1009871

-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                   FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

As of August 7, 1998, there were 25,131,626 shares of the Registrant's Common Stock outstanding.


-------------------------------------------------------------------------------

                                HEARTPORT, INC.
                                   FORM 10-Q
                                     INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1998
         and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .    3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 1998 and June 30, 1997. . . .    4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1998 and June 30, 1997. . . . . . . . .    5

         Notes to Condensed Consolidated Financial Statements. . . . . . .    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .    8

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .   23

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .   24

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   24

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24


--------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access is a trademark of the Company.

Port-Access Partnership is a service mark of the Company.

PART 1.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                                HEARTPORT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                              JUNE 30,       DECEMBER 31,
                                                                1998           1997(1)
                                                             -----------     -----------
                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                               $   13,315      $   35,805
     Short-term investments                                      75,485          76,780
     Accounts receivable, net                                     1,783           5,925
     Inventories                                                  2,430           4,878
     Prepaid expenses and other                                   1,542           1,460
                                                             -----------     -----------
Total current assets                                             94,555         124,848

Property and equipment, net                                       5,917          13,408

Deposits, intangibles and other assets, net                       3,329           4,554
                                                             -----------     -----------
Total assets                                                 $  103,801      $  142,810
                                                             -----------     -----------
                                                             -----------     -----------
LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                        $    3,888      $    4,752
     Accrued compensation and related benefits                    3,995           4,324
     Restructuring provision                                      2,906              --
     Accrued interest payable                                     1,042           1,042
     Current portion of long-term debt                              686             807
                                                             -----------     -----------
Total current liabilities                                        12,517          10,925
                                                             -----------     -----------
Noncurrent liabilities:
     Long-term debt, less current portion                        86,598          86,842
     Other long-term liabilities                                     40              65
     Restructuring provision                                      2,817              --
     Deferred royalty income                                      2,934           2,961
                                                             -----------     -----------
Total noncurrent liabilities                                     92,389          89,868
                                                             -----------     -----------
Stockholders' (deficit) equity:
     Common stock, $0.001 par value                                  25              25
     Additional paid-in capital                                 145,182         144,824
     Notes receivable from stockholders                            (902)           (902)
     Accumulated deficit                                       (145,410)       (101,930)
                                                             -----------     -----------
Total stockholders' (deficit) equity                             (1,105)         42,017
                                                             -----------     -----------
Total liabilities and stockholders' (deficit) equity         $  103,801      $  142,810
                                                             -----------     -----------
                                                             -----------     -----------

(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997.

                            SEE ACCOMPANYING NOTES

                                HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                         -----------------------    ------------------------
                                            1998          1997         1998          1997
                                         ----------    ----------   ----------    ----------
Net sales                                $   2,911     $   4,652    $  10,366     $   7,868
Cost of sales                                4,985         3,621        9,185         6,342
                                         ----------    ----------   ----------    ----------
Gross profit                                (2,074)        1,031        1,181         1,526

Operating expenses:
  Research and development                   3,090         5,846        7,584        10,178
  Selling, general and administrative       10,369        10,462       21,919        19,681
  Restructuring charge                      14,374            --       14,374            --
                                         ----------    ----------   ----------    ----------
Total operating expenses                    27,833        16,308       43,877        29,859
                                         ----------    ----------   ----------    ----------
Loss from operations                       (29,907)      (15,277)     (42,696)      (28,333)

Interest income                              1,229         1,797        2,715         2,986
Interest expense and other                  (1,701)       (1,122)      (3,499)       (1,203)
                                         ----------    ----------   ----------    ----------
Net loss                                 $ (30,379)    $ (14,602)   $ (43,480)    $ (26,550)
                                         ----------    ----------   ----------    ----------
                                         ----------    ----------   ----------    ----------
Basic and diluted net loss per share     $   (1.30)    $   (0.66)   $   (1.87)    $   (1.20)
                                         ----------    ----------   ----------    ----------
                                         ----------    ----------   ----------    ----------

                            SEE ACCOMPANYING NOTES

                                HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 -------------------------
                                                                    1998           1997
                                                                 ----------     ----------
OPERATING ACTIVITIES:
Net loss                                                         $  (43,480)    $  (26,550)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     2,680          1,174
    Compensation related to stock options                               173           --
    Issuance of common stock for patents                                --             310
    Loss on sales and disposals of equipment                            348           --
    Restructuring charge                                             12,934           --
    Changes in operating assets and liabilities:
      Accounts receivable                                             4,142         (3,136)
      Inventories                                                     2,238         (2,105)
      Other assets                                                       13         (1,086)
      Accounts payable, accrued expenses and other liabilities       (1,218)           405
                                                                 ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                               (22,170)       (30,988)
                                                                 ----------     ----------
INVESTING ACTIVITIES
Purchases of short-term investments                                 (58,984)       (56,477)
Maturities and sales of short-term investments                       60,279         33,823
Purchases of property and equipment                                  (1,435)        (4,555)
                                                                 ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                  (140)       (27,209)
                                                                 ----------     ----------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                                 185          1,304
Proceeds from long-term borrowings                                      --           83,121
Repayment of long-term borrowings                                      (365)          (320)
                                                                 ----------     ----------
NET CASH (USED IN) PROVIDED IN FINANCING ACTIVITIES                    (180)        84,105
                                                                 ----------     ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (22,490)        25,908
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     35,805         33,445
                                                                 ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   13,315     $   59,353
                                                                 ----------     ----------
                                                                 ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID FOR INTEREST                                         $    3,203     $      115
                                                                 ----------     ----------
                                                                 ----------     ----------


                            SEE ACCOMPANYING NOTES

                                HEARTPORT, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the restructuring provision) considered necessary for a fair presentation have been included.

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

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at June 30, 1998 and December 31, 1997 were as follows:


                                       JUNE 30,   DECEMBER 31,
                                        1998          1997
                                     (UNAUDITED)
                                     -----------  ------------
                                          (in thousands)
Materials and purchased parts          $1,572        $2,235
Work in process                           279           456
Finished goods                            579         2,187
                                       ------        ------
Total inventories                      $2,430        $4,878
                                       ------        ------
                                       ------        ------

NOTE 3.  NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. For periods with a profit, basic earnings per share excludes the dilutive effect of options, warrants, and convertible securities that would have been included in the primary earnings per share calculation. Net loss per share for the three and six months ended June 30, 1997 has been restated to conform to the Statement

128 requirements. The following table sets forth the computation of net loss per share:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                               -------------------------     ------------------------
                                                                 1998           1997           1998           1997
                                                                ---------      ---------     ---------      ---------
                                                                      (UNAUDITED)                   (UNAUDITED)
                                                                          (in thousands, except per share data)
Numerator for basic and diluted net loss per share:
  Net loss                                                      $(30,379)      $(14,602)     $(43,480)      $(26,550)
                                                                ---------      ---------     ---------      ---------
Denominator:
  Weighted-average common shares                                  25,038         24,646        25,000         24,572
  Weighted-average nonvested shares subject to repurchase         (1,640)        (2,355)       (1,694)        (2,443)
                                                                ---------      ---------     ---------      ---------
Denominator for basic and diluted net loss per share              23,398         22,291        23,306         22,129
                                                                ---------      ---------     ---------      ---------
Basic and diluted net loss per share                            $  (1.30)      $  (0.66)     $  (1.87)      $  (1.20)
                                                                ---------      ---------     ---------      ---------
                                                                ---------      ---------     ---------      ---------


NOTE 4.  NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which currently are reportable in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. There were no unrealized gains or losses on the Company's available-for-sale securities as of December 31, 1997 or June 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

NOTE 5.  RESTRUCTURING CHARGE

     In May 1998, the Company implemented a restructuring plan to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. Under the restructuring plan, the Company reduced its United States workforce and will close its training facility in Utah.
The planned restructuring activities resulted in a charge of $14.4 million and included reducing headcount, vacating leased facilities, and disposing of assets. The restructuring charge included approximately $6.5 million for the write-off of capital assets and leasehold improvements, approximately $4.6 million in facility expenses relating primarily to the closure of the Utah facility, and approximately $2.8 million in severance costs associated with approximately 140 terminated employees. As of June 30, 1998, approximately $1.5 million had been paid, primarily for severance and other employee-related costs for approximately 110 terminated employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1998, and for the six months ended June 30, 1998 and June 30, 1997, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

OVERVIEW

     Since its inception in May 1991, Heartport, Inc. (the Company) has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities and continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

     The Company has been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to June 30, 1998, the Company has incurred cumulative net losses of approximately $145.4 million. For at least the next 18 months, the Company expects to continue to incur significant losses.

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

     In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. As a result of the restructuring plan, the Company has taken steps to scale back manufacturing capacity, reduce research and development expenses, and reduce general and administrative expenses in several areas, including marketing and physician training. The research and development department has focused its resources on enhancing current products and completing the development of new products that are intended to make Port-Access procedures easier and faster to perform. The Company has decided to close its Utah training facility and is augmenting its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at their hospitals. The planned restructuring actions resulted in a charge of $14.4 million and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors -- Early Stage of Utilization; No Assurance of Safety and Efficacy," " -- No Assurance of Market Acceptance," " -- Fluctuations in Operating Results," " -- Customer Concentration," " -- Risks Associated with New Surgical Procedure; Extensive Training Requirements," and " -- Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $2.9 million for the three months ended June 30, 1998, compared with $4.7 million in the same period last year. The decrease is a result of the Company's efforts to reduce existing customer inventories of its Port-Access minimally invasive cardiac surgery systems by focusing on customer usage of the systems. The Company estimates that customer inventories decreased by approximately 22 percent (or approximately $2.8 million) in the three months ended June 30, 1998. For the six months ended June 30, 1998 and 1997, net sales were $10.4 million and $7.9 million, respectively. The Company anticipates that net sales in the remaining quarters of 1998 will be lower than the comparable quarters in 1997 as the Company continues to focus on increasing procedure rates and reducing customer inventories.

     Net sales consist primarily of sales of the Company's disposable devices in its EndoCPB, Port-Access CABG and Port-Access MVR systems. Revenue from product sales is recognized upon product shipment. For the three months ended June 30, 1998 and 1997, international net sales were $0.7 million and $0.6 million, respectively, and represented 24% and 14% of net sales in those periods, respectively. For the six months ended June 30, 1998 and 1997, international net sales represented 12% and 14% of net sales, respectively.

     COST OF SALES. Cost of sales exceeded net sales by $2.1 million, resulting in a gross margin of (71%) for the three months ended June 30, 1998, compared to a gross margin of 22% for the same period in 1997. The negative gross margin in 1998 was attributable to the decreased net sales resulting from the Company's efforts to reduce existing customer inventories and focus on customer usage, as well as $1.3 million in one-time charges relating to inventory write downs and the write-off of certain assets. The Company expects gross margins to be adversely impacted during the balance of 1998 as it continues to focus on increasing procedure rates and reducing customer inventories. For the six months ended June 30, 1998 and 1997, gross margin was 11% and 19%, respectively.

     The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipment and production schedules in this early stage of adoption.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.1 million and $5.8 million in the three months ended June 30, 1998 and 1997, respectively. The decrease is primarily due to a reduction in headcount and the cancellation of several projects in order to focus research and development efforts on specific product enhancements and new product developments that are intended to make Port-Access procedures easier and faster to perform. Research and development expenses for the six months ended June 30, 1998 and 1997 were $7.6 million and $10.2 million, respectively. The Company continues to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     Research and development expenses consist primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities, the cost of acquiring patents, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $10.4 million and $10.5 million in the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, selling, general and administrative expenses increased to $21.9 million from $19.7 million in the same period of 1997. The increase was primarily due to the hiring of additional sales, marketing and administrative personnel and increased expenses necessary to support the growing customer base and other ongoing sales and customer training activities. The restructuring plan that was implemented starting in May 1998 is expected to reduce significantly the previous level of selling, general and administrative expenses.

     Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs, legal, accounting and other professional fees.

     RESTRUCTURING CHARGE. The restructuring plan implemented beginning in May 1998 resulted in a charge of $14.4 million in the three months ended June 30, 1998. The restructuring charge included approximately $6.5 million for the write-off of capital assets and leasehold improvements, approximately $4.6 million in facility expenses relating primarily to the closure of the Utah facility, and approximately $2.8 million in severance costs associated with approximately 140 terminated employees. See Note 5 in Notes to Condensed Consolidated Financial Statements.

     INTEREST INCOME. Interest income decreased to $1.2 million from $1.8 million in the three months ended June 30, 1998 and 1997, respectively, and decreased to $2.7 million from $3.0 million in the six months ended June 30, 1998 and 1997, respectively. The decreases are due to the Company's lower average investment balances.

     INTEREST EXPENSE AND OTHER. Interest expense and other increased to $1.7 million from $1.1 million in the three months ended June 30, 1998 and 1997, respectively, and increased to $3.5 million from $1.2 million in the six months ended June 30, 1998 and 1997, respectively. The increase is primarily attributable to interest expense related to the Company's convertible subordinated notes that were issued in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of common stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $83.1 million. The Company also has a $25.0 million debt facility with a commercial bank. No amount was outstanding under this facility at June 30, 1998. At June 30, 1998, the Company had approximately $88.8 million in cash, cash equivalents, and short-term investments and approximately $82.0 million in working capital.

     Net cash used in operating activities was approximately $22.2 million and $31.0 million in the six months ended June 30, 1998 and 1997, respectively, and resulted primarily from net losses in each period. For the six months ended June 30, 1998, net losses, adjusted for depreciation and amortization, were partly offset by leasehold, capital asset and inventory disposals of approximately $12.9 million relating to the restructuring plan, the collection of $4.1 million in cash for receivables, and a reduction of $2.2 million in inventories. For the six months ended June 30, 1997, additional operating cash was required to support an increase in accounts receivable and inventories resulting from the Company's first six months of product sales and anticipated product demand. Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 1998, compared with net cash used in investing activities of approximately $27.2 million for the six months ended June 30, 1997. The net cash used in investing activities for the six months ended June 30, 1997, reflects the investment of cash received from issuance of the convertible subordinated notes in April 1997.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $1.4 million and $4.6 million in the six months ended June 30, 1998 and 1997, respectively. The decrease in expenditures in the six months ended June 30, 1998, was primarily due to the timing of facility improvements. The Company expects that its capital expenditures in 1998 will be higher than 1997 primarily due to the cost of leasehold improvements for the Company's new building, which is currently under construction. The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements in 1998.

RISK FACTORS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

RESTRUCTURING OF OPERATIONS

     In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. Implementation of this restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that planned in the reduction in force. Although the Company believes that the actions it is taking in connection with the restructuring should help align the Company's expense structure with its business prospects, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs and reducing its net losses. In addition, there can be no assurance that the Company's future operating results and financial condition will not be adversely affected should it encounter difficulty in managing the restructuring.

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

NO ASSURANCE OF MARKET ACCEPTANCE

     There can be no assurance that the Company's EndoCPB and Port-Access systems will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and health care payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company has recently focused its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing procedure volume or that the products will obtain any significant degree of market acceptance. Failure of the Company to increase procedural volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

FLUCTUATIONS IN OPERATING RESULTS

     Results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including the following: demand for the Company's products; the number of cardiac surgery teams trained in the use of the Company's systems and the number of procedures performed by those teams; the number of hospitals that begin using the Company's products; the ability of the Company to manufacture, test and deliver its products in commercial volumes; health care reform and reimbursement policies; delays associated with the FDA and other regulatory approval processes; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales. In addition, the Company's operating results are affected by seasonality (principally during each third and fourth quarter since fewer elective cardiovascular surgeries are performed over vacations and the holidays). Furthermore, the timing of development of the Company's sales force and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

CUSTOMER CONCENTRATION

     Approximately 44% of the Company's net sales in the six months ended June 30, 1998, were derived from sales to 20 customers. The Company believes that these customers actually performed a substantially higher percentage of the Port-Access procedures performed during the six month period, and that this customer concentration will continue during the remainder of 1998 as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING REQUIREMENTS

     Use of the Company's EndoCPB System, Port-Access CABG System, and Port-Access MVR System to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team. Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes efficient with the Company's products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with severe peripheral vascular disease (arteriosclerosis), a poorly functioning aortic valve, or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance.
As part of the restructuring plan announced in May 1998, the Company has decided to close its Utah training facility and is implementing a field-based training program. There can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training or delay in trained surgical teams' ability to become efficient with the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its products in higher volume commercial quantities, and there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in manufacturing certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. Although the Company has received ISO 9001 certification, to date, the FDA has not inspected the Company's compliance with Quality System Requirements (QSR), which include testing, control, and documentation requirements, although the Company expects such inspections to be made in the near future. There can be no assurance that FDA QSR will be met.

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     The Company has been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to June 30, 1998, the Company has incurred cumulative net losses of approximately $145.4 million. For at least the next 18 months, the Company expects to continue to incur significant losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company believes that it may require additional debt and/or equity financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following: the extent to which the Company's products gain market acceptance; the timing and costs of future product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians in the use of the Company's products and procedures; the costs of expanding manufacturing capacity; the costs of developing marketing and distribution capabilities; the progress and scope of clinical trials required for any future products; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals for any future products; and the costs of protecting and defending its intellectual property. Issuance of additional equity or convertible debt securities could result in dilution to stockholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition, and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of June 30, 1998, the Company owns 74 issued or allowed United States patents, and one issued foreign patent. In addition, as of June 30, 1998, the Company has 69 pending United States patent applications and has filed 45 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

     In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current QSR, which include testing, control, and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. To date, the FDA has not inspected the Company's compliance with QSR, although the Company expects such inspections to be made in the near future. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. Such delays could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected.

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $4.50 on July 27, 1998. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

RELIANCE ON STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products and procedures. The Company's future success may depend, in part, on its relationships with third parties, including, for example, the Company's relationship with Getz Bros. Co., Ltd., and its success in marketing such products or procedures or willingness to purchase any such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationships will be successful.

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

     (ii) The managing underwriters of the offering were:

                   Morgan Stanley & Co. Incorporated
                   Goldman, Sachs & Co.
                   Alex. Brown & Sons Incorporated
                   Cowen & Company

   (iii)  Class of securities registered:             Common Stock

    (iv)  Amount registered:                      5,750,000 Shares
          Aggregate price of offering amount
          registered:                                     $120,750
          Amount sold:                            5,750,000 Shares
          Aggregate offering price of amount sold:    $    120,750

     (v)  Estimated amount of expenses incurred
          for the Issuers' account in connection
          with the issuance and distribution of
          the securities:                             $       9,949

    (vi)  Estimated net offering proceeds:            $     110,801

   (vii)  Estimated use of net offering proceeds
          through June 30, 1998:
          Construction of plant, building
          and facilities                              $       7,245
          Purchase and installation of
          machinery and equipment                     $       8,913
          Purchase of real estate                     $           0
          Acquisition of other businesses             $           0
          Repayment of indebtedness                   $       1,290
          Working capital                             $      93,353
          Short-term investments                      $           0
          Money Market funds                          $           0

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 7, 1998, and the following matters were considered and approved by the votes indicated:

     (i)   Election of Joseph S. Lacob to the Board of Directors.

               Votes For:                16,606,949
               Votes Withheld:              427,600

     (ii)  Election of John H. Stevens, M.D. to the Board of Directors.

               Votes For:                16,611,196
               Votes Withheld:              423,353

     (iii) Selection of Ernst & Young LLP as independent auditors.

               Votes For:                16,958,002
               Votes Against:                32,704
               Abstentions:                  43,843


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

        27.1   Financial Data Schedule

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1998.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 13, 1998                     HEARTPORT, INC.
     -----------------------
                                             By: /s/ Frank M. Fischer



                                              ----------------------------------
                                              President,
                                              Chief Executive Officer
                                              and Acting Chief Financial Officer