Form 10-Q
period 1998-09-30
HEARTPORT INC
filed 1998-11-13
CIK 1009871

--------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   -------------
                                     FORM 10-Q

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As of November 5, 1998, there were 25,198,358 shares of the Registrant's
                             Common Stock outstanding.

--------------------------------------------------------------------------------

                                  HEARTPORT, INC.
                                     FORM 10-Q
                                       INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 1998 and September 30, 1997 .  4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and September 30, 1997 . . . . . .  5

         Notes to Condensed Consolidated Financial Statements. . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .  9

PART II. OTHER INFORMATION

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  27

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27


-----------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company.

Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  HEARTPORT, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share amounts)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                 1998        1997 (1)
                                                            -------------  ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                               $   9,774     $   35,805
     Short-term investments                                     71,284         76,780
     Accounts receivable, net                                    1,739          5,925
     Inventories                                                 1,829          4,878
     Prepaid expenses and other                                  1,322          1,460
                                                             ---------     ----------
Total current assets                                            85,948        124,848

Property and equipment, net                                      7,032         13,408

Deposits, intangibles and other assets, net                      3,207          4,554
                                                             ---------     ----------

Total assets                                                 $  96,187     $  142,810
                                                             ---------     ----------
                                                             ---------     ----------


LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable                                        $   3,787     $    4,752
     Accrued compensation and related benefits                   3,349          3,917
     Accrued warranty expense                                    1,082            407
     Restructuring provision                                     1,746             -
     Accrued interest payable                                    2,605          1,042
     Current portion of long-term debt                             491            807
                                                             ---------     ----------
Total current liabilities                                       13,060         10,925
                                                             ---------     ----------

Noncurrent liabilities:
     Long-term debt, less current portion                       86,482         86,842
     Other long-term liabilities                                    39             65
     Restructuring provision                                     2,717             -
     Deferred royalty income                                     2,925          2,961
                                                             ---------     ----------
Total noncurrent liabilities                                    92,163         89,868
                                                             ---------     ----------

Stockholders' (deficit) equity:
     Common stock, $0.001 par value                                 25             25
     Additional paid-in capital                                145,230        144,824
     Accumulated other comprehensive income                        612             -
     Notes receivable from stockholders                           (902)          (902)
     Accumulated deficit                                      (154,001)      (101,930)
                                                             ---------     ----------
Total stockholders' (deficit) equity                            (9,036)        42,017
                                                             ---------     ----------

Total liabilities and stockholders' (deficit) equity         $  96,187     $  142,810
                                                             ---------     ----------
                                                             ---------     ----------


(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997.

                                HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (in thousands, except per share amounts)

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                              -----------------------      ------------------------
                                                                1998           1997           1998         1997
                                                              --------       --------      ---------     ---------
Net sales                                                     $  3,407       $  7,151      $  13,773     $  15,019
Cost of sales                                                    4,248          4,849         13,433        11,191
                                                              --------       --------      ---------     ---------
Gross profit (loss)                                               (841)         2,302            340         3,828

Operating expenses:
     Research and development                                    1,695          4,053          9,279        14,231
     Selling, general and administrative                         5,513         11,232         27,432        30,913
     Restructuring charge                                            -              -         14,374            -
                                                              --------       --------      ---------     ---------
Total operating expenses                                         7,208         15,285         51,085        45,144
                                                              --------       --------      ---------     ---------

Loss from operations                                            (8,049)       (12,983)       (50,745)      (41,316)

Interest income                                                  1,202          1,851          3,917         4,837
Interest expense and other                                      (1,744)        (1,797)        (5,243)       (3,000)
                                                              --------       --------      ---------     ---------
Net loss                                                      $ (8,591)      $(12,929)     $ (52,071)    $ (39,479)
                                                              --------       --------      ---------     ---------
                                                              --------       --------      ---------     ---------

Basic and diluted net loss per share                          $  (0.36)      $  (0.57)     $   (2.22)    $   (1.77)
                                                              --------       --------      ---------     ---------
                                                              --------       --------      ---------     ---------


                              SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                               (in thousands)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           -------------------------
                                                                               1998          1997
                                                                           ----------     ----------
OPERATING ACTIVITIES:
Net loss                                                                   $  (52,071)    $ (39,479)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                         3,854         1,868
          Compensation related to stock options                                   218             -
          Issuance of common stock for patents                                      -           310
          Loss on sales and disposals of equipment                                437             -
          Restructuring charge                                                 11,726             -
          Changes in operating assets and liabilities:
               Accounts receivable                                              4,186        (4,900)
               Inventories                                                      2,839        (1,358)
               Other assets                                                       240          (366)
               Accounts payable, accrued expenses and other liabilities           670         5,061
                                                                           ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                         (27,901)      (38,864)
                                                                           ----------     ----------

INVESTING ACTIVITIES
Purchases of short-term investments                                           (83,513)      (31,474)
Maturities and sales of short-term investments                                 89,621        24,538
Purchases of property and equipment                                            (3,750)       (8,701)
                                                                           ----------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             2,358       (15,637)
                                                                           ----------     ----------

FINANCING ACTIVITIES
Proceeds from issuances of common stock                                           188         1,444
Proceeds from long-term borrowings                                                  -        83,089
Repayment of long-term borrowings                                                (676)         (494)
                                                                           ----------     ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (488)       84,039
                                                                           ----------     ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (26,031)       29,538
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               35,805        33,445
                                                                           ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  9,774     $  62,983
                                                                           ----------     ----------
                                                                           ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                                  $  3,231        $  170
                                                                           ----------     ----------
                                                                           ----------     ----------



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

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at September 30, 1998 and December 31, 1997 were as follows:

                                        SEPTEMBER 30,      DECEMBER 31,
                                           1998                1997
                                        (UNAUDITED)
                                        -------------      ------------
                                                  (in thousands)
Materials and purchased parts               $1,235           $2,235
Work in process                                295              456
Finished goods                                 299            2,187
                                            ------           ------
Total inventories                           $1,829           $4,878
                                            ------           ------
                                            ------           ------


NOTE 3.  NET LOSS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "EARNINGS PER SHARE." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary and fully diluted earnings per share, outstanding nonvested shares are not included in the computations of basic and diluted earnings per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. For periods with a profit, basic earnings per share excludes the dilutive effect of options, warrants, and convertible securities that would have been included in the primary earnings per share calculation. Net loss per share for the three and nine months ended September 30, 1997 has been restated to conform to the Statement 128 requirements. The following table sets forth the computation of net loss per share:

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                                            -------------------------    --------------------------
                                                                               1998           1997           1998           1997
                                                                            ---------     ----------     ----------     -----------
                                                                                  (UNAUDITED)                   (UNAUDITED)
                                                                                    (in thousands, except per share amounts)
Numerator for basic and diluted net loss per share:
     Net loss                                                               $  (8,591)    $  (12,929)    $  (52,071)    $  (39,479)
                                                                            ---------     ----------     ----------     ----------
Denominator:
     Weighted-average common shares outstanding                                25,133         24,747         25,044         24,630
     Weighted-average nonvested shares subject to repurchase                   (1,530)        (2,178)        (1,639)        (2,355)
                                                                            ---------     ----------     ----------     ----------
Denominator for basic and diluted net loss per share                           23,603         22,569         23,405         22,275
                                                                            ---------     ----------     ----------     ----------

Basic and diluted net loss per share                                         $  (0.36)      $  (0.57)      $  (2.22)      $  (1.77)
                                                                            ---------     ----------     ----------     ----------
                                                                            ---------     ----------     ----------     ----------

NOTE 4.  NEW ACCOUNTING STANDARDS

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "REPORTING COMPREHENSIVE INCOME," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or total stockholders' equity.

     The components of comprehensive income, net of tax, are as follows:

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------    --------------------------
                                                1998           1997           1998           1997
                                             ---------     ----------     ----------     -----------
                                                   (UNAUDITED)                   (UNAUDITED)
                                                                  (in thousands)
Net loss                                     $  (8,591)    $  (12,929)    $  (52,071)    $  (39,479)
Change in unrealized gain (loss) on
     available-for-sale investments                612              -            612              -
                                             ---------     ----------     ----------     ----------
Total comprehensive income (loss)            $  (7,979)    $  (12,929)    $  (51,459)    $  (39,479)
                                             ---------     ----------     ----------     ----------
                                             ---------     ----------     ----------     ----------

     Accumulated other comprehensive income presented on the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain on available-for-sale investments.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998.
Management does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

NOTE 5.  RESTRUCTURING CHARGE

     In May 1998, the Company implemented a restructuring plan to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. Under the restructuring plan, the Company has reduced its United States workforce and is closing its training facility in Utah. The planned restructuring activities resulted in a charge of $14.4 million and included reducing headcount, vacating leased facilities, and disposing of assets. The restructuring charge included approximately $6.5 million for the write-off of capital assets and leasehold improvements, approximately $4.6 million in facility expenses relating primarily to the closure of the Utah facility, and approximately $2.8 million in severance costs associated with approximately 140 terminated employees. As of September 30, 1998, approximately $2.7 million had been paid, primarily for severance and other employee-related costs. The remaining charge relates primarily to estimated expenditures in connection with disposition of the Utah facility. Actual expenditures may differ from those estimates.

NOTE 6.  SUBSEQUENT EVENT

     In October 1998, the Company announced that it intends to spend up to $25.0 million to purchase a portion of its outstanding 7 1/4 percent Convertible Subordinated Notes due 2004 (the "Notes"). The purchase of the Notes will be carried out, from time to time, in open market and privately negotiated transactions. The timing and amount will depend on market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1998, and for the three and nine months ended September 30, 1998 and September 30, 1997, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

OVERVIEW

     Since its inception in May 1991, Heartport, Inc. (the Company) has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities and continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. During the three months ended September 30, 1998, the Company began selling its new EndoDirect System, a direct aortic cannulation system for minimally invasive cardiac surgery. The Company currently plans a controlled release of this new system over the next two quarters.

     The Company has been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to September 30, 1998, the Company has incurred cumulative net losses of approximately $154.0 million. For at least the next 18 months, the Company expects to continue to incur significant losses.

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

     In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. As a result of the restructuring plan, the Company has taken steps to scale back manufacturing capacity, reduce research and development expenses, and reduce general and administrative expenses in several areas, including marketing and physician training. The research and development department has focused its resources on enhancing current products and completing the development of new products that are intended to make Port-Access procedures easier and faster to perform. The Company has closed its Utah training facility and has augmented its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at their hospitals. The planned restructuring actions resulted in a charge of $14.4 million in the three month period ended June 30, 1998, and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets.

     The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company does not manufacture computer hardware or software, and its internal manufacturing and financial systems software is supported by third-party vendors. The Company believes that the risks of significant interruption to its key business processes as a result of the Year 2000 issue is relatively low, and that the costs to address these issues will not be material. The Company intends to make minor system upgrades, test hardware and software capability, and develop a contingency plan in the event the Company or other significant third parties fail to adequately address Year 2000 issues.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors -- Early Stage of Utilization; No Assurance of Safety and Efficacy," "-- No Assurance of Market Acceptance," "-- Fluctuations in Operating Results," "-- Customer Concentration," "-- Risks Associated with New
Surgical Procedure; Extensive Training Requirements," and "-- Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $3.4 million for the three months ended September 30, 1998, compared with $7.2 million in the same period last year. The decrease is a result of the Company's continued efforts to reduce existing customer inventories of its Port-Access minimally invasive cardiac surgery systems by focusing on customer usage of the systems. In the three months ended September 30, 1998, product usage exceeded net sales by approximately $1.6 million, reducing customer inventory by an estimated 17 percent compared with the previous quarter. For the nine months ended September 30, 1998 and 1997, net sales were $13.8 million and $15.0 million, respectively. The Company anticipates that net sales in the last quarter of 1998 will be lower than the comparable quarter in 1997 as the Company continues to focus on increasing procedure rates and reducing customer inventories.

     Net sales consist primarily of sales of the Company's disposable devices in its EndoCPB and EndoDirect systems. Revenue from product sales is recognized upon product shipment. For the three months ended September 30, 1998 and 1997, international net sales represented 7% and 10% of net sales, respectively. For the nine months ended September 30, 1998 and 1997, international net sales represented 10% and 12% of net sales, respectively.

     COST OF SALES. Cost of sales exceeded net sales by $0.8 million, resulting in a negative gross margin of 25% for the three months ended September 30, 1998, compared to a gross margin of 32% for the same period in 1997. The gross margin in 1998 was adversely impacted by the decreased net sales resulting from the Company's efforts to reduce existing customer inventories and focus on customer usage, as well as approximately $1.2 million in charges to increase reserves and write down certain assets. For the nine months ended September 30, 1998 and 1997, gross margin was 2% and 25%, respectively.

     The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.7 million and $4.1 million in the three months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to a reduction in headcount and the cancellation of several projects in order to focus on specific product enhancements and new product developments that are intended to make Port-Access procedures easier and faster to perform. Research and development expenses for the nine months ended September 30, 1998 and 1997 were $9.3 million and $14.2 million, respectively. The Company continues to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5.5 million in the three months ended September 30, 1998, from $11.2 million in the same period of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses decreased to $27.4 million from $30.9 million in the same period of 1997. The decrease was primarily due to the restructuring plan that was implemented starting in May 1998.

     Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs, legal, accounting and other professional fees.

     INTEREST INCOME. Interest income decreased to $1.2 million from $1.9 million in the three months ended September 30, 1998 and 1997, respectively, and decreased to $3.9 million from $4.8 million in the nine months ended September 30, 1998 and 1997, respectively. The decreases are due to the Company's lower average investment balances.

     INTEREST EXPENSE AND OTHER. Interest expense and other was $1.7 million and $1.8 million in the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, interest expense and other increased to $5.2 million from $3.0 million, respectively, primarily due to interest expense related to the Company's convertible subordinated notes that were issued in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of common stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $83.1 million. At September 30, 1998, the Company also had a $25.0 million debt facility with a commercial bank, under which no amount was outstanding. This facility was amended in October 1998 to reduce the amount available to $10.0 million. At September 30, 1998, the Company had approximately $81.1 million in cash, cash equivalents, and short-term investments and approximately $72.9 million in working capital.

     Net cash used in operating activities was approximately $27.9 million and $38.9 million in the nine months ended September 30, 1998 and 1997, respectively, and resulted primarily from net losses in each period. For the nine months ended September 30, 1998, net losses, adjusted for depreciation and amortization, were partly offset by non cash restructuring charges of approximately $11.7 million, accounts receivable collections of $4.2 million, and a reduction in inventories of $2.8 million.

     Net cash provided by investing activities was approximately $2.4 million for the nine months ended September 30, 1998, compared with net cash used in investing activities of approximately $15.6 million for the nine months ended September 30, 1997. The net cash provided by investing activities for the nine months ended September 30, 1998 was primarily the result of net maturities and sales of short-term investments of $6.1 million, reduced by $3.8 million of capital acquisitions. The net cash used in investing activities for the nine months ended September 30, 1997, reflects the net investment of $6.9 million in cash, as well as the purchase of $8.7 million in property and equipment.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $3.8 million and $8.7 million in the nine months ended September 30, 1998 and 1997, respectively. The decrease in expenditures in the nine months ended September 30, 1998, was primarily due to the timing of facility improvements.

     Net cash used in financing activities was $0.5 million for the nine months ended September 30, 1998, primarily the result of repayment of long-term borrowings. Cash provided by financing activities amounted to $84.0 million for the nine months ended September 30, 1997. Approximately $83.1 million of the cash provided by financing activities was the result of the Company's private placement of convertible subordinated notes in April 1997.

     The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through 1999.

RISK FACTORS

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

RESTRUCTURING OF OPERATIONS

     In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency and increase usage of its Port-Access minimally invasive cardiac surgery systems. Implementation of this restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that which occurred in the reduction in force. Although the Company believes that the actions taken in connection with the restructuring aligned the Company's expense structure with its business prospects, there can be no assurance that the Company will be able to continue to achieve its objectives of reducing costs and reducing its net losses. In addition, there can be no assurance that the Company's future operating results and financial condition will not be adversely affected should it encounter difficulty in managing the restructuring.

EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY

     The Company's EndoCPB System, EndoDirect System and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. Although there can be no assurance in this regard, the Company believes, based on the limited clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. If, with further experience, any of the Company's systems do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

NO ASSURANCE OF MARKET ACCEPTANCE

     There can be no assurance that the Company's products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and health care payors' reimbursement of Port-Access procedures will be essential for market acceptance of its products, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company has recently focused its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing procedure volume or that the products will obtain any significant degree of market acceptance. Failure of the Company to increase procedural volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CUSTOMER CONCENTRATION

     Approximately 49% of the Company's net sales in the nine months ended September 30, 1998, were derived from sales to 20 customers. The Company believes that this customer concentration will continue during the remainder of 1998 and into 1999 as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING REQUIREMENTS

     Use of the Company's EndoCPB System and EndoDirect System to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team. Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes efficient with the Company's products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with a poorly functioning aortic valve or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. As part of the restructuring plan announced in May 1998, the Company has closed its Utah training facility and is implementing a field-based training program. There can be no assurance that the Company will be able to rapidly train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training or delay in trained surgical teams' ability to become efficient with the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     The Company has been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to September 30, 1998, the Company has incurred cumulative net losses of approximately $154.0 million. For at least the next 18 months, the Company expects to continue to incur significant losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of September 30, 1998, the Company owns 82 issued or allowed United States patents, and 12 issued foreign patents. In addition, as of September 30, 1998, the Company has 76 pending United States patent applications and has filed 68 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future business and operating results depend in significant part upon the continued contributions of its key sales, technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the geographic region of California where the Company's principal office is located, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND INTERNATIONAL REGULATION

     The Company's individual devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive PMA submission. Although the Company has received clearance from the FDA to market the EndoCPB System, the EndoDirect System and several proprietary Class II disposable surgical devices for its Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearances or approvals, or to obtain such clearances or approvals on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

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

     In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company is also required to adhere to applicable FDA regulations as set forth in the current Quality System Requirements ("QSR"), which include testing, control, and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. Such delays could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $2.938 on October 1, 1998. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

Stockholder proposals intended to be considered at the 1999 Annual Meeting of Stockholders must be received by the Company no later than December 2, 1998 in order to be included in next year's proxy statement. The proposal must be mailed to the Company's principal offices, 700 Bay Road, Redwood City, California 94063, Attention: Secretary. Such proposals only will be included in next year's proxy statement if they comply with certain other rules and regulations promulgated by the Securities and Exchange Commission. A stockholder proposal may also be considered at the 1999 Annual Meeting, even if not included in next year's proxy statement, if the proposal is delivered to or mailed and received at the Company's principal executive offices no later than February 21, 1999, subject to other terms and conditions set forth in the Company's Bylaws.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1998.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998            HEARTPORT, INC.
       ----------------
                                   By: /s/ Frank M. Fischer



                                   ----------------------------------
                                   President,
                                   Chief Executive Officer
                                   and Acting Chief Financial Officer