Form 10-K405
period 1998-12-31
HEARTPORT INC
filed 1999-03-30
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                    OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

                      700 BAY ROAD, REDWOOD CITY, CA 94063
              (Address of Principal Executive Offices) (Zip Code)

                                 (650) 306-7900
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Yes /X/ No

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999: approximately $81,696,000 (based on the last reported sale price of $5.56 per share on March 19, 1999 on The Nasdaq Stock Market).

    The number of shares of Common Stock outstanding as of March 19, 1999 was 25,333,622.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               DOCUMENT                                  FORM 10-K REFERENCE
-----------------------------------------------------------------------  -------------------
 Proxy Statement for Registrant's Annual Meeting to be held on May 7,      Part III, Items
                                 1999                                           11-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                               ---------
Part I
           Item 1.       Business............................................................................          1
           Item 2.       Properties..........................................................................         26
           Item 3.       Legal Proceedings...................................................................         26
           Item 4.       Submission of Matters to a Vote of Security Holders.................................         26

Part II
           Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...............         27
           Item 6.       Selected Financial Data.............................................................         28
           Item 7.       Management's Discussion and Analysis of Financial Condition and Results of                   29
                           Operations........................................................................
           Item 7a.      Quantitative and Qualitative Disclosures About Market Risks.........................         33
           Item 8.       Financial Statements and Supplementary Data.........................................        F-1
           Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial                 III-1
                           Disclosure........................................................................

Part III
           Item 10.      Directors and Executive Officers of the Registrant..................................      III-1
           Item 11.      Executive Compensation..............................................................      III-3
           Item 12.      Security Ownership of Certain Beneficial Owners and Management......................      III-3
           Item 13.      Certain Relationships and Related Transactions......................................      III-3

Part IV
           Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................       IV-1

------------------------

    Heartport, the Heartport logo, EndoCPB and EndoVent are registered trademarks of the Company. Port-Access, EndoDirect, EndoClamp, QuickDraw, EndoReturn, DirectFlow and EndoPlege are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

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

INTRODUCTION

    Heartport, Inc. ("Heartport" or the "Company") has developed and is marketing proprietary systems that are designed to enable cardiac surgeons to perform a wide range of heart surgeries in a minimally invasive manner through small incisions, or "ports," between the ribs without the need to crack open the chest as required in conventional heart surgery. Although fundamentally changing the means of providing access to the heart, procedures performed with the Company's Port-Access-TM- products closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes, based on the limited clinical experience to date, that its products have the potential to offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays and reduced convalescence time. The Company believes that its Port-Access products will have a significant impact on the field of heart surgery in the same way that minimally invasive surgical procedures such as laparoscopy impacted general surgery and arthroscopy impacted orthopedic surgery.

    In 1998, the Company implemented a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency. As a result of the restructuring plan, the Company has scaled back manufacturing capacity, reduced research and development expenses, and reduced selling, general and administrative expenses in several areas, including marketing and physician training. The research and development department has focused its resources on enhancing current products and completing the development of new products that are intended to make Port-Access procedures easier and faster to learn to perform. The Company has closed its Utah training facility and has augmented its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at the hospitals. The restructuring plan resulted in a charge of $12.2 million in 1998, and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets.

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

    Although highly efficacious, open-chest heart surgery is extremely traumatic and painful, typically requires a lengthy period of convalescence, and is expensive. The heart sits in the middle of the chest, protected by skeletal armor consisting of the sternum or "breast bone," the rib cage, and the spine. In conventional heart surgery, the heart is accessed by means of a sternotomy, whereby a surgeon makes an incision of approximately 12 inches in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor. The procedure is highly traumatic, resulting in a lengthy and painful recovery period. In 1995, open-chest heart surgery patients in the United States remained in the hospital for an average of ten days and required a significant period of convalescence following discharge. Conventional cardiac surgery is also expensive, and per-patient charges on average for a CABG procedure are approximately $45,000 per patient and for a valve procedure are approximately $55,000 per patient. In addition, substantial costs are incurred during convalescence. With approximately 500,000 open-chest heart surgeries performed in the United States each year, the total cost to the U.S. healthcare system is substantial.

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

    Less-invasive alternatives to conventional heart surgery began to emerge in the early 1980s. For example, percutaneous transluminal coronary angioplasty ("PTCA"), or balloon angioplasty, was developed as an alternative to CABG surgery. In a PTCA procedure, the cardiologist inserts a small balloon catheter into the narrowed coronary artery and inflates the balloon to expand the narrowed section, thereby increasing the internal diameter of the vessel to increase blood flow. A PTCA procedure is less traumatic, requires less time in the hospital, and involves a shorter recuperation period than a conventional open-chest CABG procedure. As a result, a PTCA procedure in the United States is less expensive on a per-procedure basis, with costs of approximately $20,000 in 1995. In 1996, approximately 480,000 PTCA procedures were performed in the United States.

    Although PTCA is less invasive than conventional CABG, a major drawback of PTCA is the high rate of restenosis, or renarrowing of the blood vessel at the treatment site. Restenosis within six months following a PTCA procedure occurs at rates ranging from 15% to 50%. The majority of PTCA patients eventually undergo another PTCA procedure or require CABG surgery. Although the cost of a single PTCA procedure may be substantially less than a conventional CABG procedure, a recent study indicated that three years after the procedure, PTCA has no cost advantage over conventional open-chest CABG due to the need for subsequent interventions. Furthermore, another recent study concluded that the quality of life, post intervention, is higher for conventional open-heart surgery patients because of the follow-up interventions required in PTCA. The Company believes that the reduction in trauma associated with the Port-Access approach will magnify this advantage. More recently, clinicians have begun to employ mechanical coronary artery stents, metal prostheses designed to hold open arteries, as a means of preventing restenosis. Although long-term clinical data is not yet available, stents appear to reduce but not eliminate the problem of restenosis associated with non-surgical treatment of CAD.

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

    Another less-invasive alternative to conventional open-chest CABG surgery is the use of low-technology surgical tools to perform minimally invasive CABG surgery on the beating heart. Such beating heart surgery, whether open-chest or minimally invasive, has generally been limited to those cases in which the heart does not need to be opened and in which the patient is able to tolerate the stress of undergoing heart surgery without the support of CPB and the benefits resulting from stopping the heart.

THE HEARTPORT SOLUTION

    Heartport has developed proprietary systems for performing several different types of minimally invasive heart surgery. These systems and devices have been cleared or exempted by the Food and Drug Administration ("FDA") for commercial sale in the United States and by a Notified Body in Europe. Heartport's core platforms are an endovascular cardiopulmonary bypass ("EndoCPB") system and a direct cannulation cardiopulmonary bypass ("EndoDirect") system. Each platform allows surgeons to place the patient on CPB and stop and protect the patient's heart without the need for a sternotomy. Using the Company's EndoCPB or EndoDirect platform and procedure-specific systems, the surgeon is able to perform cardiac surgery by accessing the heart through one or more small incisions, or "ports," placed between the patient's ribs. The Company's first systems comprise reusable and disposable devices for Port-Access CABG and for Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR") surgeries. Systems for performing additional cardiac surgery procedures, including Port-Access aortic valve replacement ("AVR"), are also under development. These future systems will require regulatory clearances or exemptions prior to commercial distribution. Although fundamentally changing the means of providing access to the heart, the Port-Access surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. The Company believes that its products have the potential to offer efficacy equal to that of conventional open-chest surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

MARKETS AND APPLICATIONS

    Cardiovascular disease is the leading cause of death in the United States and other developed countries. In the United States, it causes approximately one million deaths per year, which represents over 40% of all deaths. CAD is one of the most common forms of cardiovascular disease, affecting approximately 12 million people in the United States. If untreated, CAD can cause a myocardial infarction or "heart attack." Each year, approximately 1.0 million people experience heart attacks in the United States, and each year approximately 500,000 deaths result from CAD. Each year on a worldwide basis, approximately 600,000 CAD patients undergo conventional open-chest CABG surgery, over 800,000 CAD patients undergo PTCA or other non-surgical interventions, and approximately 200,000 VHD patients undergo open-chest valve repair or replacement procedures. MVRs represent approximately 40% and AVRs represent approximately 60% of valve surgery procedures. Per-patient charges of these heart surgery procedures in the United States averages approximately $20,000 for PTCA, $45,000 for conventional CABG, and $55,000 for conventional valve surgery. The Company has demonstrated that its Port-Access products provide a minimally invasive surgical alternative for CABG and MVR procedures.

    CORONARY ARTERY BYPASS GRAFTING--CABG

    Currently, the most efficacious treatment for CAD is conventional open-chest CABG surgery. In a conventional open-chest CABG, an incision of approximately 12 inches is made in the patient's chest, the patient's sternum is cut in half with a bone saw, and the rib cage is spread open with a steel retractor. Blood is re-routed past a narrowing in one or more coronary arteries by either grafting an artery from the chest wall to the coronary artery below the narrowing, or grafting a section of artery or vein from another part of the body both to the aorta (which serves as a source of oxygenated blood) and to a point below the narrowed segment on the affected coronary artery, or both. Using the internal mammary artery ("IMA") from the chest wall is the most efficacious procedure given its long term patency in such open-chest procedures. The IMA is dissected free from the chest wall and prepared for grafting to the coronary artery. Large tubes, or cannulae, are inserted directly through the walls of the heart and the aorta in order to place the patient on CPB, the aorta is compressed closed with an external cross-clamp, and a catheter is used to administer the cardioplegic solution that stops the heart. The IMA is then sutured in place on the affected coronary artery, which sits motionless atop the stopped heart, enabling the highest degree of surgical accuracy and precision. The patient's chest is closed and the sternum is held together with steel wire. Afterward, the patient has a long and painful recovery. In the United States, open-chest CABG patients spend an average of eight days in the hospital, and the Company estimates that up to two or more days are spent in the intensive care unit ("ICU"). For some period following surgery, a ventilator breathes for the patient because the trauma to the rib cage and sternum makes unassisted breathing extremely painful.

    Each step in the Company's Port-Access CABG procedure parallels a corresponding step in conventional CABG. Instead of accessing the heart through a large opening in the chest, however, the procedure is accomplished through small incisions, or "ports" between the patient's ribs. During the procedure, the Company's EndoCPB system or EndoDirect system, a series of proprietary catheters inserted via certain of the patient's vessels, circulates oxygenated blood throughout the body and stops and protects the heart. The Company's Port-Access CABG system is designed to enable the surgeon to access the heart and its associated vessels, visualize the interior of the thoracic cavity, access and prepare the arterial or venous grafts, attach the grafts to the diseased coronary arteries resting motionless atop the stopped heart, and do various other supporting activities. Upon completion of the surgical procedure, the heart is allowed to spontaneously resume normal activity and CPB is discontinued. The patient leaves the operating room with the heart revascularized in the same manner as in a conventional open-chest CABG procedure, but with the port incisions sutured closed rather than with the chest held together with steel wire.

    VALVE REPAIR AND REPLACEMENT

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

    Similar to Port-Access CABG, each step in a Port-Access MVR procedure closely parallels the corresponding step in a conventional MVR procedure, but no sternotomy is required. The Company's Port-Access MVR system utilizes the EndoCPB system or the EndoDirect system to place the patient on CPB, stop and protect the heart, and empty the heart of blood. The Company's Port-Access MVR system is designed to permit the surgeon to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis, close the heart, allow the heart to spontaneously resume normal activity, and then discontinue CPB. The patient leaves the operating room with the heart valve repaired or replaced in the same manner as in a conventional, open-chest MVR procedure, but with the port incisions sutured closed rather than the chest held together with steel wire.

STRATEGY

    The Company's objective is to become the global leader in research, development, and commercialization of systems for minimally invasive cardiac surgery. Key elements of the Company's strategy include:

    ESTABLISH PORT-ACCESS MINIMALLY INVASIVE CARDIAC SURGERY AS A STANDARD OF CARE FOR CAD AND VHD. The Company believes that it is the first to design, develop, and receive FDA-clearance of products for the minimally invasive surgical treatment of CAD and VHD. The Company is currently introducing its products to leading cardiac surgery centers in the United States and Europe. Approximately 100 centers are presently performing cases on a regular basis. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database.

    MARKET TO HIGH VOLUME CARDIAC SURGERY CENTERS WITH DIRECT SALES FORCE. The cardiac surgery market in the United States and Europe is highly concentrated, with 300 centers responsible for over 50% of the more than 500,000 open-chest surgeries performed annually in the two geographies. The Company has targeted many of these centers with its direct sales force. As of March 19, 1999 the Company has 19 field sales specialists in the United States and 4 field sales specialists in Europe with extensive experience selling cardiac surgery and cardiology products. As of March 19, 1999 the Company also had 9 clinical education specialists in the United States and 2 clinical education specialists in Europe who work closely with the field sales specialists.

    PROMOTE PORT-ACCESS PARTNERSHIPS. The Company has developed a procedural selling approach to market its products and systems to cardiac surgeons, called the Port-Access Partnership(SM). In the partnership, the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

    PROTECT AND ENHANCE PROPRIETARY POSITION. The Company currently holds issued and allowed patents covering a number of fundamental aspects of the Company's EndoCPB system, EndoDirect system and procedure-specific Port-Access products. As of March 19, 1999, the Company owns 95 issued or allowed United States patents, and 13 issued foreign patents. In addition, as of March 19, 1999, the Company has 66 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia, and Canada. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement. See "Risk Factors--Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation."

    TARGET INTERNATIONAL MARKETS. The Company intends to continue to devote resources to penetrate international markets. The Company has received the necessary regulatory approvals in Europe, and is pursuing approvals in Canada, Australia, and Asia to market its EndoCPB, EndoDirect and Port-Access systems. In addition, the Company has trained surgical teams from centers in England, Scotland, Germany, France, Spain, Belgium, Sweden, Canada, Australia, India, Japan and Malaysia in the use of Port-Access techniques. In December 1997 the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz will be the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. See "Strategic Relationships."

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

TECHNOLOGY

    The Company's systems for minimally invasive cardiac surgery consist of a common platform, either the EndoCPB system or the EndoDirect system, and procedure-specific systems comprising proprietary reusable and disposable devices.

    ENDOVASCULAR CARDIOPULMONARY BYPASS. The EndoCPB system and the EndoDirect system are a series of proprietary catheters used to place the patient on CPB and to stop and protect the heart during cardiac surgery, without performing a sternotomy. There are five key components:

    - the EndoClamp-TM- aortic occlusion catheter, a saline-filled balloon catheter, occludes the ascending aorta, stops and cools the heart via delivery of cardioplegic solution, monitors aortic root pressures, and drains excess blood from the heart;

    - the QuickDraw-TM-* venous drainage cannula removes deoxygenated blood from the body;

    - the EndoReturn-TM- arterial return cannula and the DirectFlow-TM- arterial return cannula return oxygenated blood to the body;

    - the EndoVent-Registered Trademark- pulmonary venting catheter drains excess blood from the heart via the pulmonary artery; and

    - the EndoPlege-TM- sinus catheter provides an alternative route for delivery of cardioplegic solution.

------------------------

*   Pending 510(k), not available for sale within the United States.

    Each component of the EndoCPB system is positioned within the vascular system via peripheral vascular access. Each component of the EndoDirect system also is positioned within the vascular system via peripheral vascular access except the arterial return cannula and the aortic occlusion catheter, which access the aorta directly through a separate port in the chest.

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

    PORT-ACCESS AORTIC VALVE REPLACEMENT OTHER PROCEDURES. The Company is in the process of developing a Port-Access AVR system and the Company currently plans to begin marketing this system in 1999. There can be no assurance, however, that this system will be successfully developed or achieve any significant level of market acceptance.

REGULATORY STATUS

    UNITED STATES

    In October 1996, the Company received 510(k) clearance from the FDA to market its EndoCPB system and several proprietary Class II disposable surgical devices for its Port-Access surgery systems. In addition, the Company received premarket notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiovascular surgery. These clearances and exemptions allowed the Company to commercially launch its Port-Access CABG System and Port-Access MVR System in early 1997. Since that time the Company has received additional clearances and exemptions from the FDA for other devices and enhancements to its systems. In July 1998, the Company received 510(k) clearance to market its EndoDirect system.

    The Company continues to submit 510(k) notifications for additional enhancements to its EndoCPB system, EndoDirect system and for additional specialty disposable devices to further enhance performance of the Port-Access CABG and MVR procedures. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors-- No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

    INTERNATIONAL

    In January 1997, the Company received CE Mark clearance for its EndoCPB system which allows the sale of its Port-Access CABG and MVR systems in all countries of the European Union. The Company has also submitted amendments to its Product Dossiers for enhancements to its EndoCPB system to further enhance performance of the Port-Access CABG and MVR procedures. In March 1999, the Company received CE Mark clearance for its EndoDirect System. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

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

    ST. JUDE MEDICAL, INC.

    The Company has formed a strategic relationship with St. Jude Medical, the world's leading producer of prosthetic heart valves, for the joint development of prosthetic valve and annuloplasty ring delivery systems for Port-Access MVR and a prosthetic valve system for Port-Access AVR. Under the terms of an agreement entered into in September 1995 and amended in January 1997, the Company granted St. Jude Medical a non-exclusive, worldwide, royalty bearing license to make, use, and sell a minimally invasive prosthetic valve system incorporating a Port-Access delivery system and a St. Jude Medical valve or annuloplasty ring prosthesis for use in Port-Access heart valve repair and replacement procedures. St. Jude Medical has no minimum purchase obligations under the agreement and, to date, there has been minimal business activity in connection with this relationship. In addition, the Company borrowed $3.0 million from St. Jude Medical. As of December 31, 1996, the entire amount of the loan had been converted to prepaid royalty payments.

    Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful. See "Risk Factors--Reliance on Strategic Relationships."

RESEARCH AND DEVELOPMENT

    The Company believes that its future success will depend in large part on its ability to develop and introduce clinically advanced Port-Access minimally invasive cardiac surgery products that are effective, easy to use, safe, and reliable. The Company's research and development department focuses upon the continued development and refinement of its existing Port-Access products as well as upon the development of new products for treating other cardiac diseases.

    To date, the Company has developed systems for Port-Access CABG and Port-Access MVR surgery. A system for Port-Access aortic valve replacement is under development and the Company currently plans to begin marketing this system in 1999. The Company is continuing development of products to further refine current Port-Access procedures. There can be no assurance, however, that the Company will be successful in developing such products or that such products, if any, will be granted required regulatory clearances or approvals, or achieve any significant level of market acceptance. See "Risk Factors--No Assurance of Market Acceptance" and "--Significant Competition; Rapid Technological Change."

MANUFACTURING

    The Company manufactures its products at its Redwood City, California, facility. The Company believes that its facility has sufficient capacity to meet the Company's anticipated manufacturing needs through at least the end of 1999. See "Item 2 Properties."

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

    To meet anticipated demand, the Company must increase the rate by which it manufactures its products. To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its products in higher volume commercial quantities, and there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. The Company has received ISO 9001 certification, and in 1998 the Company passed a FDA inspection of its compliance with Quality System Regulation ("QSR") requirements, which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or that FDA QSR requirements will continue to be met.

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

    The regulatory clearances received to date by the Company require compliance with FDA regulations for QSR. Even after the FDA has cleared or approved a device, it will periodically inspect the manufacturing facilities and processes for compliance with QSR. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSR. The Company's new manufacturing facility has not yet been inspected by the FDA for compliance with QSR. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

SALES, MARKETING, TRAINING, AND DISTRIBUTION

    In the United States and Europe the Company's products are marketed both to cardiac surgeons and to cardiac surgery centers. In the United States, there are approximately 900 cardiac surgery centers and approximately 2,500 cardiac surgeons. Outside the United States, there are approximately 2,500 cardiac surgeons. The Company believes it can market its products in the United States and Europe with a moderately sized direct sales organization. In Japan, the Company intends to market and sell its products through its exclusive distribution, training and supply agreement with Getz. In other geographic regions the Company will evaluate direct and indirect sales channels as appropriate.

    The Company has developed a procedural selling approach to market its products to cardiac surgeons, called the Port-Access Partnership. In the partnership, Heartport trains a center's surgical team, supplies patient and referring physicians educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery.

    As a result of the restructuring plan implemented in 1998, the Company closed its Utah training facility and established a field-based training program designed to educate surgical teams in the use of Heartport's systems at their own hospitals. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD, and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database. In its December 1998 Clinical Report, the registry reported that data for 2,386 patients were submitted to the registry from 113 centers between June 1997 and December 1998. Clinical outcomes data, for events occurring postoperatively, were collected for all patients. The December 1998 Clinical Report concluded that the data demonstrate broad applicability of the Port-Access platform to patients undergoing a variety of cardiac surgery procedures.

    The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with clinicians periodically to share ideas regarding the marketplace, existing products, products under development, and existing or proposed research projects.

COMPETITION

    The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and are likely to continue to be formed to pursue opportunities in the minimally invasive cardiac surgery field.

    Cardiovascular diseases that can be treated with the Company's Port-Access products can also be treated by pharmaceuticals or other medical devices and procedures, including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's Port-Access procedures and could render the Company's technology obsolete. There can be no assurance that physicians will use Port-Access procedures to replace or supplement established treatments, such as conventional open-chest heart surgery and PTCA, or that the Company's Port-Access products will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations. Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for Port-Access products will be safety, efficacy, ease of use, quality and reliability, cost-effectiveness, training support, innovation, breadth of product line, and price. The Company also believes that physician relationships and customer support are important competitive factors. The Company has experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect upon the Company's business, financial condition, and results of operations. See "Risk Factors--Significant Competition; Rapid Technological Change."

GOVERNMENT REGULATION

    UNITED STATES

    The Company's Port-Access products are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    In the United States, medical devices are classified into one of three classes, Class I, II, or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, adherence to QSRs, and premarket notification for non-exempt devices). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. A premarket approval ("PMA") application usually must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device (or a pre-1976 Class III device for which the FDA has called for such applications).

    Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or a PMA application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. Generally, devices will be considered "substantially equivalent" if they have the same intended use, and they have either the same technological characteristics or different technological characteristics but the new device does not present different questions of safety or effectiveness. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. It generally takes from four to twelve months from the date of submission to obtain FDA clearance of a 510(k) notification, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A PMA application usually must be filed for new Class III devices, or if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. Under recent amendments to the FDC Act, a person who obtains a "not substantially equivalent" determination after submitting a 510(k) notification has the option of requesting a review of that automatic Class III classification, and must provide data and information to the FDA to support the requested classification of the device into Class I or Class II. If the FDA determines the device should remain in Class III, a PMA will be required. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

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

    A PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. An FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable QSR requirements.

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

    Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with QSRs that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Toward the end of the clearance or approval process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable QSR requirements.

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

    The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA generally must approve exports of devices that require a PMA but are not yet approved domestically. To obtain FDA export approval, the Company must provide the FDA with documentation from the medical device regulatory authority of the importing country stating that the import of the device is not a violation of that country's medical device laws.

    The European Community requires that a medical product receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, as a condition to selling such product in member countries of the European Union. In January 1997, the Company received the CE Mark for its EndoCPB system, Port-Access CABG system and Port-Access MVR system. The Company received the CE Mark in March 1999 for its EndoDirect system. Although the European directives are intended to insure free movement within the European Union of medical devices that bear the CE Mark, some European countries have imposed additional requirements for approvals or premarket notifications. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-Marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE Mark. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE Mark does not affect these systems.

    The Company's products have not received regulatory approval in Japan, nor have they been approved for government reimbursement in Japan.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of March 19, 1999, the Company owns 95 issued or allowed United States patents, and 13 issued foreign patents. In addition, as of March 19, 1999 the Company has 66 pending United States patent applications, and has filed 39 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

    The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors, including Medicare administrative authorities in North Carolina and Texas, have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Risk Factors--Limitations on Third-Party Reimbursement."

EMPLOYEES

    As of December 31, 1998, the Company had approximately 200 employees. The Company maintains compensation, benefit, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

    RESTRUCTURING OF OPERATIONS

    In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency. Implementation of this restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that which occurred in the reduction in force. Since May 1998, the Company has experienced attrition beyond that planned in the restructuring. Although the Company believes that the actions taken in connection with the restructuring aligned the Company's expense structure with its business prospects, there can be no assurance that the Company will be able to continue to achieve its objectives of reducing costs and reducing its net losses.

    EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY

    The Company's EndoCPB system, EndoDirect system and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. Although there can be no assurance in this regard, the Company believes, based on the limited clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. If, with further experience, any of the Company's products do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

    NO ASSURANCE OF MARKET ACCEPTANCE

    There can be no assurance that the Company's products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and healthcare payors' reimbursement of Port-Access procedures will be essential for market acceptance of its systems, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend Port-Access procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that Port-Access procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend Port-Access procedures until such time, if any, as Port-Access procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend Port-Access procedures until such time, if any, as the efficacy of the Company's Port-Access procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of Port-Access procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company is focusing its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing procedure volume or that the products will obtain any significant degree of market acceptance. Failure of the Company to increase procedural volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

    FLUCTUATIONS IN OPERATING RESULTS

    Results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including the following: demand for the Company's products; the number of cardiac surgery teams trained in the use of the Company's systems and the number of procedures performed by those teams; the number of hospitals that begin using the Company's products; the ability of the Company to manufacture, test and deliver its products in commercial volumes; health care reform and reimbursement policies; delays associated with the FDA and other regulatory approval processes; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce, and market new products and enhanced versions of the Company's existing products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; and the level of international sales. In addition, the Company's operating results are affected by seasonality, principally during the third and fourth quarters due to summer vacation, reduced surgical activity during the summer months (particularly in Europe), fewer operating days during the holidays and fewer elective cardiovascular surgeries scheduled over the holidays.

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

    CUSTOMER CONCENTRATION

    Approximately 46% of the Company's net sales in 1998 were derived from sales to twenty customers. The Company believes that during 1999 this customer concentration will continue as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURE; EXTENSIVE TRAINING
     REQUIREMENTS

    Use of the Company's products to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team.

Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes proficient with the Company's products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access systems, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with a poorly functioning aortic valve or certain types of chest scarring. Broad use of the Company's systems will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. As part of the restructuring plan implemented in 1998, the Company has closed its Utah training facility and is implementing a field-based training program. There can be no assurance that the Company will be able to train physicians in numbers sufficient to generate adequate demand for the Company's products and systems. Any delay in training or delay in trained surgical teams' ability to become proficient with the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

    LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

    To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its products in higher volume commercial quantities, and there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in scaling up manufacturing of certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. The Company has received ISO 9001 certification and in 1998 the Company passed a FDA inspection of its compliance with QSR requirements, which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or FDA QSR requirements. See "Manufacturing."

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

    SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE

    The Company expects that the market for minimally invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in the minimally invasive cardiac surgery field.

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

    SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

    The Company has been generating revenue from the sale of products since December 1996, and it has never had a profit from operations since inception. For the period from inception to December 31, 1998, the Company has incurred cumulative net losses of approximately $142.6 million. For at least the next twelve months, the Company expects to continue to incur losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY;
     RISKS OF FUTURE LITIGATION

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 19, 1999, the Company owns 95 issued or allowed United States patents, and 13 issued foreign patents. In addition, as of March 19, 1999, the Company has 66 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

    RISK OF PRODUCT LIABILITY

    The Company faces an inherent and significant business risk of exposure to product liability claims in the event that the use of its products results in personal injury or death. Claims related to product liability are a regular and ongoing aspect of the medical device industry, and at any one time the Company is subject to claims asserted against it and is involved in product liability litigation. There can be no assurance that the Company will not experience any material product liability losses in the future. The Company maintains limited insurance against certain product liability claims, but there can be no assurance that such coverage will continue to be available on terms acceptable to the Company or that such coverage will be adequate for any liabilities actually incurred. Also, in the event that any of the Company's products prove to be defective, the Company may be required to recall or redesign such products. A successful claim brought against the Company in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against the Company, may have a material adverse effect on the Company's business, financial condition, and results of operations.

    DEPENDENCE ON KEY PERSONNEL

    The Company's future business and operating results depend in significant part upon the continued contributions of its key sales, technical and senior management personnel, many of whom would be difficult to replace and certain of whom perform important functions for the Company beyond those functions suggested by their respective job titles or descriptions. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the geographic region of California where the Company's principal office is located, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. Since May 1998 the Company has experienced attrition beyond that planned in the restructuring. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

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

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although the Company's EndoCPB system, EndoDirect system and Port-Access CABG and MVR systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. Other products under development by the Company will require additional approvals or assessments, and there can be no assurance that these approvals or assessments will be received on a timely basis, if at all. Most other countries in which the Company intends to operate either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

    In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current QSR requirements, which include testing, control, and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Government Regulation."

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

    The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors, including Medicare administrative authorities in North Carolina and Texas, have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Third-Party Reimbursement."

    PRICE VOLATILITY OF COMMON STOCK

    The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $2.94 on October 1, 1998. On March 19, 1999 the price of the Company's Common Stock was $5.56. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

    CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS

    The present directors, executive officers, and principal stockholders of the Company and their affiliates beneficially own approximately 42% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 2.  PROPERTIES.

    The Company's administrative, sales, manufacturing, and research and development facility occupies approximately 133,000 square feet in Redwood City, California pursuant to a lease that expires in 2010. The Company has subleased approximately 35,000 square feet of this space to other entities and intends to sublease an additional 20,000 square feet to other subtenants. The Company has terminated the lease of its training facility in Salt Lake City effective April 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

    Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in product liability litigation. The Company maintains limited insurance against certain product liability claims. This insurance is subject to certain limits, exclusions and deductibles. See "Risk Factors--Risk of Product Liability."

    In addition, in the ordinary course of its business the Company experiences various types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse affect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock has traded publicly on The Nasdaq Stock Market under the symbol "HPRT" since April 26, 1996. The Company's initial public offering price was $21.00 per share. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock as reported by The Nasdaq Stock Market.

                                                                                           HIGH        LOW
                                                                                         ---------  ---------
YEAR ENDED DECEMBER 31, 1997:
  First Quarter........................................................................      31.88      21.38
  Second Quarter.......................................................................      26.00      17.63
  Third Quarter........................................................................      25.13      16.63
  Fourth Quarter.......................................................................      29.75      18.38

YEAR-ENDED DECEMBER 31, 1998:
  First Quarter........................................................................      23.75      11.00
  Second Quarter.......................................................................      13.50       5.25
  Third Quarter........................................................................       6.50       3.00
  Fourth Quarter.......................................................................       7.38       2.94

    On March 19, 1999, the last sale price of the Company's Common Stock as reported by The Nasdaq Stock Market was $5.56 per share. There were 342 holders of record of the Company's Common Stock as of March 19, 1999. See "Risk Factors--Price Volatility of Common Stock."

    The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's debt facility restricts the ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations data for the three years in the period ended December 31, 1998, and the balance sheet data at December 31, 1998 and 1997 are derived from the audited financial statements included elsewhere herein. The statement of operations data for the years ended December 31, 1995 and 1994, and the balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited financial statements not included herein.

                                                                         YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1998         1997         1996        1995       1994
                                                       -----------  -----------  ----------  ----------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales............................................  $    18,611  $    23,421  $      624  $       --  $      --
Cost of sales........................................       16,846       15,395         561          --         --
                                                       -----------  -----------  ----------  ----------  ---------
Gross profit.........................................        1,765        8,026          63          --         --
Operating expenses:
  Research and development...........................       10,985       18,005      21,059       8,477      4,207
  Selling, general and administrative................       33,151       43,005      11,223       1,229        734
  Patent acquisition.................................           --           --       5,216          --         --
  Restructuring charge...............................       12,158           --          --          --         --
                                                       -----------  -----------  ----------  ----------  ---------
Loss from operations.................................      (54,529)     (52,984)    (37,435)     (9,706)    (4,941)
Interest and other, net..............................       (1,692)       1,653       3,381         353        120
                                                       -----------  -----------  ----------  ----------  ---------
Loss before extraordinary item.......................      (56,221)     (51,331)    (34,054)     (9,353)    (4,821)
Extraordinary item--gain on repurchase of debt.......       15,563           --          --          --         --
                                                       -----------  -----------  ----------  ----------  ---------
Net loss.............................................  $   (40,658) $   (51,331) $  (34,054) $   (9,353) $  (4,821)
                                                       -----------  -----------  ----------  ----------  ---------
                                                       -----------  -----------  ----------  ----------  ---------
Basic and diluted net loss per share.................  $     (1.73) $     (2.29) $    (2.11) $    (2.52) $   (1.25)
                                                       -----------  -----------  ----------  ----------  ---------
                                                       -----------  -----------  ----------  ----------  ---------
Extraordinary income per share.......................  $      0.66
                                                       -----------
                                                       -----------

                                                                              DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1998         1997         1996        1995       1994
                                                       -----------  -----------  ----------  ----------  ---------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Current assets.......................................  $    74,761  $   124,848  $   94,226  $   12,692  $   1,721
Working capital......................................       46,170      113,923      87,561      11,234      1,089
Total assets.........................................       87,537      142,810     101,852      14,266      2,621
Long-term obligations, less current portion..........       56,098       89,868       4,717       4,034         61
Accumulated deficit..................................     (142,588)    (101,930)    (50,599)    (16,545)    (7,192)
Total stockholders' equity...........................        2,848       42,017      90,470       8,775      1,928

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Since its inception in May 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities as well as continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. During the third quarter of 1998 the Company began selling its new EndoDirect system, a direct aortic cannulation system for minimally invasive cardiac surgery. The Company is currently implementing a controlled release of this new system.

    The Company has been generating revenue from the sale of products since December 1996, and it has been unprofitable since inception. For the period from inception to December 31, 1998, the Company has incurred cumulative net losses of approximately $142.6 million. For at least the next 12 months, the Company expects to continue to incur losses.

    During 1997, the Company expanded its manufacturing capacity and general and administrative structure in anticipation of higher procedure volume and net sales. In early 1998, the Company determined that procedure volume by trained cardiac surgery teams had been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery.

    In May 1998, the Company implemented a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency. As a result of the restructuring plan, the Company scaled back manufacturing capacity, reduced research and development expenses, and reduced selling, general and administrative expenses in several areas, including marketing and physician training. The research and development department has focused its resources on enhancing current products and completing the development of new products that are intended to make Port-Access procedures easier and faster to learn to perform. The Company has closed its Utah training facility and has augmented its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at the hospitals. The restructuring plan resulted in a charge of $12.2 million for the year ended December 31, 1998, and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets.

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

RESULTS OF OPERATIONS

    NET SALES. Net sales were $18.6 million, $23.4 million and $0.6 million in 1998, 1997 and 1996, respectively. Included in net sales for 1997 is a $1.0 million fee received from Getz Bros. Co., Ltd., who acts as the exclusive distributor of the Company's products in Japan. The decrease in net sales in 1998 compared with 1997 is due to the Company's efforts to reduce customer inventories of its Port-Access minimally invasive cardiac surgery systems. In the six months ended December 31, 1998, estimated product usage exceeded net sales by approximately $2.1 million.

    Net sales consist primarily of sales of the Company's disposable devices in its EndoCPB and EndoDirect systems. Revenue from product sales is recognized upon product shipment. International net sales represented approximately 13% and 12% of net sales in 1998 and 1997, respectively.

    COST OF SALES. Cost of sales was $16.8 million, $15.4 million, and $0.6 million in 1998, 1997, and 1996, respectively. Cost of sales consists primarily of material, labor and overhead costs associated with manufacturing the Company's disposable devices in its EndoCPB and EndoDirect systems and related reusable devices.

    Gross margin was 9%, 34% and 10% in 1998, 1997 and 1996, respectively. The gross margin in 1998 was adversely impacted by excess manufacturing capacity from decreased net sales, the effect of inventory and asset write-downs as a result of product design changes and revised production forecasts, and increased reserves relating to product expiration risks. The increase in gross margin in 1997 from 1996 reflects efficiencies obtained as a result of higher production volume in the first full year of product sales. The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $11.0 million, $18.0 million and $21.1 million in 1998, 1997 and 1996, respectively. The decrease in expenses between 1998 and 1997 was primarily due to a reduction in headcount and the cancellation of several projects. Current research and development efforts are focused on specific product enhancements and new product developments that are intended to make Port-Access procedures easier and faster to learn to perform. The decrease in 1997 from 1996 was primarily due to manufacturing development costs incurred in 1996 for the design, construction and testing of pre-production prototypes and models and other related pre-launch costs. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

    Research and development expenses consist primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities, the cost of acquiring patents in the normal course of business, and the cost of prosecuting United States and foreign patent applications relating to the Company's technology.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $33.2 million, $43.0 million, and $11.2 million in 1998, 1997, and 1996, respectively. The decrease in 1998 from 1997 was primarily due to the restructuring plan that was implemented starting in May 1998. The increase from 1996 to 1997 was primarily due to the hiring of additional sales, marketing and administrative personnel, higher physician training costs, increased expenses necessary to support the Company's product launch and ongoing sales activities, and higher expenses necessary to manage and support the Company's increased scale of operations.

    Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs, legal and other professional fees.

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

    RESTRUCTURING CHARGE. The restructuring plan implemented beginning in May 1998 resulted in a charge of $12.2 million for the year ended December 31, 1998. The restructuring charge included approximately $6.6 million for the write-off of capital assets and leasehold improvements, and approximately $3.0 million in facility expenses and other costs relating primarily to the closure of the Company's Utah facility. The charge also included approximately $2.6 million in severance costs associated with approximately 140 terminated employees.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net was $4.9 million, $6.4 million, and $4.0 million in 1998, 1997, and 1996, respectively. The decrease in 1998 from 1997 was due to the Company's lower average investment balances. The increase from 1996 to 1997 was primarily due to the Company's higher average investment balances resulting from the Company's initial public offering in 1996 and the issuance of convertible subordinated notes in 1997.

    INTEREST EXPENSE. Interest expense increased to $6.6 million in 1998 from $4.7 million in 1997 and $0.6 million in 1996. The increase in each year was primarily attributable to interest expense related to the Company's convertible subordinated notes that were issued in April 1997.

    INCOME TAXES. Due to operating losses and the inability to recognize the benefits therefrom, there are no provisions for income taxes in 1998, 1997 or 1996.

    Realization of deferred tax assets is dependent on future earnings, if any, the amount and timing of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1998 and 1997 has been established to reflect these uncertainties.

    At December 31, 1998, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $121.0 million and $51.0 million, respectively, which will expire at various dates between 1999 and 2018 if not utilized. The Company also has research and development tax credit carryforwards available to reduce future federal and state income taxes, if any, of approximately $1.4 million and $1.3 million, respectively, for federal and California tax purposes, which will expire in the years 2007 through 2013 if not used. The Internal Revenue Code of 1986 and state tax statutes contain provisions that may limit the net operating loss carryforwards and research and development credits available for use in any given year should certain events occur, including additional sales of equity securities and other changes in ownership. Such events could limit the eventual utilization of these carryforwards.

    EXTRAORDINARY ITEM. In the fourth quarter of 1998, the Company purchased $33.4 million in principal amount of its outstanding subordinated notes at a discount from face value. The transaction resulted in a net gain of $15.6 million, consisting of a gain of $16.6 million due to the discount, offset by the write-off of $1.0 million in issue costs associated with the original issuance of the notes in April 1997. The Company financed this purchase through $16.9 million in short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has funded its operations and investments in property and equipment primarily through the private sale of preferred stock, totaling approximately $25.1 million, through an initial public offering of Common Stock in April 1996, totaling approximately $110.8 million, and through a private placement of convertible subordinated notes to qualified institutional investors in April 1997, totaling approximately $82.8 million. In the fourth quarter of 1998, the Company incurred $16.9 million in short-term borrowings under a reverse repurchase agreement in connection with the purchase of a portion of its outstanding convertible debt. The Company also has a $10.0 million credit facility with a commercial bank. No amount was outstanding under this facility at December 31, 1998. At December 31, 1998, the Company had approximately $70.1 million in cash and investments and approximately $46.2 million in working capital.

    Net cash used in operating activities was approximately $34.6 million, $51.8 million, and $28.6 million in 1998, 1997, and 1996, respectively and resulted primarily from net losses in each period. For the year ended December 31, 1998, net losses, adjusted for depreciation and amortization, were partly offset by a non-cash extraordinary gain on the purchase of a portion of the Company's convertible subordinated notes of $15.6 million, non-cash restructuring expenses of approximately $7.5 million, accounts receivable collections of $4.0 million, and a reduction in inventories of $3.2 million. The increase in 1997 net cash used in operating activities over 1996 was primarily due to net losses and an increase in accounts receivable as a result of the Company's first full year of product sales.

    Net cash provided by investing activities was approximately $9.3 million for the year ended December 31, 1998, compared with net cash used in investing activities of approximately $30.5 million and $57.3 million for the years ended December 31, 1997 and 1996, respectively. The net cash provided in 1998 was primarily the result of net maturities and sales of short-term investments of $17.6 million, reduced by $8.3 million in capital expenditures. In 1997 and 1996, net cash used in investing activities reflects the net purchases of $20.4 million and $51.2 million of short-term investments, respectively, and the purchase of $10.2 million and $6.1 million of property and equipment, respectively.

    Capital expenditures for equipment and leasehold improvements to support the Company's operations were $8.3 million, $10.2 million, and $6.1 million in 1998, 1997, and 1996, respectively. The expenditures in 1998 were primarily related to leasehold improvements associated with the Company's new corporate headquarters, which was occupied in the fourth quarter of 1998. The expenditures in 1997 were primarily related to training facility improvements, acquisition of equipment for research and development and the expansion of the Company's manufacturing capacity and facilities. The expenditures in 1996 were primarily related to the acquisition of equipment for research and development and physician training and the expansion of the Company's administrative facilities and manufacturing capacity.

    Net cash used in financing activities was approximately $18,000 in 1998, compared with net cash provided of $84.7 million and $111.9 million in 1997 and 1996, respectively. The net cash used in financing activities in 1998 included payments of $16.9 million to repurchase the Company's convertible subordinated notes, offset by $16.9 million in proceeds from borrowings under a reverse repurchase agreement. Net cash provided by financing activities in 1997 was primarily attributable to net proceeds of $82.8 million from the sale of convertible subordinated notes and net cash provided by financing activities in 1996 was primarily attributable to the Company's initial public offering of Common Stock.

    The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through at least 1999.

YEAR 2000

    The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

    The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company has purchased its internal manufacturing and financial information systems within the last three years and installs, on an ongoing basis, all updates and patches as they are released by the vendors to ensure that the Company's systems and software are up-to-date and Year 2000 compliant according to vendor representations.

    Management has also initiated a program to test its key software and hardware systems by creating a parallel test environment to identify and resolve any problems as a result of the date change on January 1, 2000. The Company will test its business systems and the operating systems and hardware that run the Company's corporate servers. This testing procedure is expected to be substantially complete by the end of the second quarter 1999.

    The Company is developing a contingency plan in the event that one or more internal systems or key external parties that support the Company's business fails as a result of the Year 2000. This plan will incorporate manual processes to carry out operating functions in the event that computer systems fail. The Company also intends to develop an inventory stocking plan to address possible failures related to third-party suppliers. This contingency plan is expected to be completed by the end of the second quarter 1999.

    Costs to address the Company's Year 2000 issues are not expected to exceed $100,000 in 1999, and will consist primarily of the cost of certain hardware and software to perform testing functions and the cost of internal resources that will be applied to this effort. No costs have been incurred through December 31, 1998.

    The Company is in the process of contacting all third parties with which it has significant relationships, to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. To date, the Company is not aware of any significant third parties with a Year 2000 issue that could materially impact the Company's operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

    The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the Company's assessment of its third party vendors and suppliers will be accurate. Some of the potential worst-case scenarios that could occur include: (1) delayed product shipments or inability to produce product; (2) corruption of data in the Company's internal systems; (3) failure of infrastructure services provided by government agencies; and (4) health, environmental and safety issues relating to the Company's facilities. If any of these situations were to occur, the Company's operations could be temporarily interrupted.

     ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to financial market risks, including changes in interest rates. The fair value of the Company's convertible subordinated notes and available-for-sale investments can be adversely affected by changes in market interest rates. The convertible subordinated notes are due in 2004 and bear interest at a fixed rate of 7.25%. The market interest rate exposure of the Company's convertible subordinated notes is partially offset by the market interest rate exposure of the Company's available-for-sale investments. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. To achieve this objective, the Company primarily invests in U.S. Government or high-grade corporate debt securities. The weighted-average maturity of the Company's available-for-sale investments was approximately 13 months at December 31, 1998. The Company has estimated the impact of potential interest rate risk exposures using a sensitivity analysis. A hypothetical 1% decrease in interest rates would result in an approximate $0.7 million net adverse change in the net present value of all interest rate sensitive financial instruments outstanding at December 31, 1998.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                HEARTPORT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  -----
Report of Ernst & Young LLP, Independent Auditors............................................................         F-2

Consolidated Balance Sheets..................................................................................         F-3

Consolidated Statements of Operations........................................................................         F-4

Consolidated Statements of Stockholders' Equity..............................................................         F-5

Consolidated Statements of Cash Flows........................................................................         F-6

Notes to Consolidated Financial Statements...................................................................         F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Heartport, Inc.

    We have audited the accompanying consolidated balance sheets of Heartport, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartport, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 22, 1999

                                HEARTPORT, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1998         1997
                                                                                          -----------  -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $    10,479  $    35,805
  Short-term investments................................................................       59,591       76,780
  Accounts receivable, net of allowances of $709 in 1998 ($923 in 1997).................        1,933        5,925
  Inventories...........................................................................        1,452        4,878
  Other current assets..................................................................        1,306        1,460
                                                                                          -----------  -----------
Total current assets....................................................................       74,761      124,848
                                                                                          -----------  -----------
Property and equipment:
  Equipment.............................................................................        5,272        8,967
  Furniture and fixtures................................................................        1,694        1,924
  Leasehold improvements................................................................       10,204        6,991
                                                                                          -----------  -----------
                                                                                               17,170       17,882
  Accumulated depreciation and amortization.............................................        6,551        4,474
                                                                                          -----------  -----------
                                                                                               10,619       13,408
Other assets............................................................................        2,157        4,554
                                                                                          -----------  -----------
Total assets............................................................................  $    87,537  $   142,810
                                                                                          -----------  -----------
                                                                                          -----------  -----------
                                        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $     4,093  $     4,345
  Accrued compensation and related benefits.............................................        4,099        4,324
  Accrued interest......................................................................          639        1,042
  Short-term borrowings.................................................................       16,900           --
  Current portion of long-term debt.....................................................          447          807
  Other current liabilities.............................................................        2,413          407
                                                                                          -----------  -----------
Total current liabilities...............................................................       28,591       10,925
                                                                                          -----------  -----------
Noncurrent liabilities:
  Long-term debt, less current portion..................................................       53,013       86,842
  Other long-term liabilities...........................................................          163           65
  Deferred royalty income...............................................................        2,922        2,961
                                                                                          -----------  -----------
Total noncurrent liabilities............................................................       56,098       89,868
                                                                                          -----------  -----------
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value; 20,000 shares authorized, none issued and
    outstanding.........................................................................           --           --
  Common stock, $0.001 par value:
    Authorized shares--100,000
    Issued and outstanding shares--25,232 in 1998 (24,902 in 1997)......................           25           25
  Additional paid-in capital............................................................      145,929      144,824
  Notes receivable from stockholders....................................................         (901)        (902)
  Accumulated deficit...................................................................     (142,588)    (101,930)
  Accumulated other comprehensive income................................................          383           --
                                                                                          -----------  -----------
Total stockholders' equity..............................................................        2,848       42,017
                                                                                          -----------  -----------
Total liabilities and stockholders' equity..............................................  $    87,537  $   142,810
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   18,611  $   23,421  $      624
Cost of sales.................................................................      16,846      15,395         561
                                                                                ----------  ----------  ----------
Gross profit..................................................................       1,765       8,026          63
Operating expenses:
  Research and development....................................................      10,985      18,005      21,059
  Selling, general and administrative.........................................      33,151      43,005      11,223
  Patent acquisition..........................................................          --          --       5,216
  Restructuring charge........................................................      12,158          --          --
                                                                                ----------  ----------  ----------
Loss from operations..........................................................     (54,529)    (52,984)    (37,435)
Interest income and other, net................................................       4,865       6,352       3,973
Interest expense..............................................................      (6,557)     (4,699)       (592)
                                                                                ----------  ----------  ----------
Loss before extraordinary item................................................     (56,221)    (51,331)    (34,054)
Extraordinary item--gain on repurchase of debt................................      15,563          --          --
                                                                                ----------  ----------  ----------
Net loss......................................................................  $  (40,658) $  (51,331) $  (34,054)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted loss per share before extraordinary item....................  $    (2.39) $    (2.29) $    (2.11)
Extraordinary income per share................................................        0.66          --          --
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share..........................................  $    (1.73) $    (2.29) $    (2.11)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                                HEARTPORT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                    CONVERTIBLE PREFERRED
                                            STOCK                  COMMON STOCK        ADDITIONAL
                                   ------------------------  ------------------------    PAID-IN       NOTES     ACCUMULATED
                                     SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL    RECEIVABLE     DEFICIT
                                   -----------  -----------  -----------  -----------  -----------  -----------  ------------
Balance at December 31, 1995.....       9,237    $       9        9,084    $       9    $  26,395    $  (1,093)   $  (16,545)
  Net loss and comprehensive
    loss.........................          --           --           --           --           --           --       (34,054)
  Conversion of convertible
    preferred stock into common
    stock........................      (9,237)          (9)       9,237            9           --           --            --
  Repurchases of common stock....          --           --         (184)          --          (69)          69            --
  Payments of stockholders' notes
    receivable...................          --           --           --           --           --           51            --
  Exercises of common stock
    options......................          --           --          327           --           67           --            --
  Issuances of common stock......          --           --        5,951            6      115,425           --            --
  Issuances of warrants..........          --           --           --           --          200           --            --
                                   -----------       -----   -----------       -----   -----------  -----------  ------------
Balance at December 31, 1996.....          --           --       24,415           24      142,018         (973)      (50,599)
  Net loss and comprehensive
    loss.........................          --           --           --           --           --           --       (51,331)
  Payments of stockholders' notes
    receivable...................          --           --           --           --           --           71            --
  Exercises of common stock
    options......................          --           --          413           --          940           --            --
  Issuances of common stock......          --           --           74            1        1,563           --            --
  Issuances of stock options to
    non-employees................          --           --           --           --          303           --            --
                                   -----------       -----   -----------       -----   -----------  -----------  ------------
Balance at December 31, 1997.....          --           --       24,902           25      144,824         (902)     (101,930)
  Net loss.......................          --           --           --           --           --           --       (40,658)
  Unrealized gain on
    securities...................
      Comprehensive loss.........
  Repurchases of common stock....          --           --          (54)          --          (20)          --            --
  Payments of stockholders' notes
    receivable...................          --           --           --           --           --            1            --
  Exercises of common stock
    options......................          --           --          293           --          178           --            --
  Issuances of common stock......          --           --           91           --          579           --            --
  Issuances of stock options.....          --           --           --           --          368           --            --
                                   -----------       -----   -----------       -----   -----------  -----------  ------------
Balance at December 31, 1998.....          --    $      --       25,232    $      25    $ 145,929    $    (901)   $ (142,588)
                                   -----------       -----   -----------       -----   -----------  -----------  ------------
                                   -----------       -----   -----------       -----   -----------  -----------  ------------


                                         OTHER            TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
                                        INCOME           EQUITY
                                   -----------------  -------------
Balance at December 31, 1995.....      $      --        $   8,775
  Net loss and comprehensive
    loss.........................             --          (34,054)
  Conversion of convertible
    preferred stock into common
    stock........................             --               --
  Repurchases of common stock....             --               --
  Payments of stockholders' notes
    receivable...................             --               51
  Exercises of common stock
    options......................             --               67
  Issuances of common stock......             --          115,431
  Issuances of warrants..........             --              200
                                           -----      -------------
Balance at December 31, 1996.....             --           90,470
  Net loss and comprehensive
    loss.........................             --          (51,331)
  Payments of stockholders' notes
    receivable...................             --               71
  Exercises of common stock
    options......................             --              940
  Issuances of common stock......             --            1,564
  Issuances of stock options to
    non-employees................             --              303
                                           -----      -------------
Balance at December 31, 1997.....             --           42,017
                                                      -------------
  Net loss.......................             --          (40,658)
  Unrealized gain on
    securities...................            383              383
                                                      -------------
      Comprehensive loss.........                         (40,275)
  Repurchases of common stock....             --              (20)
  Payments of stockholders' notes
    receivable...................             --                1
  Exercises of common stock
    options......................             --              178
  Issuances of common stock......             --              579
  Issuances of stock options.....             --              368
                                           -----      -------------
Balance at December 31, 1998.....      $     383        $   2,848
                                           -----      -------------
                                           -----      -------------

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES:
Net loss......................................................................  $  (40,658) $  (51,331) $  (34,054)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization...............................................       4,433       2,896       1,084
  Extraordinary gain from repurchase of debt..................................     (15,563)         --          --
  Common stock and warrants issued for services rendered and certain
    technology................................................................          --         459       4,355
  Compensation related to stock options.......................................         368         303         183
  Loss on sales and disposals of equipment....................................         443         262          --
  Non-cash restructuring expenses.............................................       7,540          --          --
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................       3,992      (5,375)       (550)
    Inventories...............................................................       3,216      (2,771)     (2,107)
    Other assets..............................................................         336          --      (2,666)
    Accounts payable, accrued expenses, and other liabilities.................       1,318       3,758       5,201
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................     (34,575)    (51,799)    (28,554)
                                                                                ----------  ----------  ----------
INVESTING ACTIVITIES
Purchases of short-term investments...........................................     (85,758)    (90,166)   (120,629)
Maturities of short-term investments..........................................      48,062      60,654      59,420
Sales of short-term investments...............................................      55,268       9,139      10,000
Purchases of property and equipment...........................................      (8,305)    (10,165)     (6,104)
                                                                                ----------  ----------  ----------
Net cash provided by (used in) investing activities...........................       9,267     (30,538)    (57,313)
                                                                                ----------  ----------  ----------
FINANCING ACTIVITIES
Proceeds from issuances of common stock.......................................         737       2,045     111,159
Proceeds from short-term borrowings...........................................      16,900          --          --
Repurchase of long-term borrowings............................................     (16,867)         --          --
Proceeds from payments of stockholders' notes receivable......................           1          71          51
Proceeds from long-term borrowings............................................          --      83,240       1,155
Repayment of long-term borrowings.............................................        (789)       (659)       (465)
                                                                                ----------  ----------  ----------
Net cash (used in) provided by financing activities...........................         (18)     84,697     111,900
                                                                                ----------  ----------  ----------
Net (decrease) increase in cash and cash equivalents..........................     (25,326)      2,360      26,033
Cash and cash equivalents at beginning of year................................      35,805      33,445       7,412
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $   10,479  $   35,805  $   33,445
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION
Cash paid for interest........................................................  $    6,418  $    3,573  $      346
NONCASH FINANCING ACTIVITIES
Issuance of common stock for technology.......................................  $       --  $       --  $    4,155
Repurchase of common stock through forgiveness of notes receivable from
  stockholders................................................................  $       --  $       --  $       69
Conversion of long-term debt to deferred royalty income.......................  $       --  $       --  $    3,000
Conversion of preferred stock to common stock.................................  $       --  $       --  $        9

                            See accompanying notes.

                                HEARTPORT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Heartport, Inc. (the Company) operates in one business segment which is engaged principally in the research, development, manufacturing and sale of minimally invasive cardiac surgery systems and related technology. The Company's customers are primarily cardiac surgery centers in the United States and Europe. The consolidated accounts include the accounts of Heartport, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

    REVENUE RECOGNITION

    The Company recognizes product revenue upon shipment. The Company's product revenue is primarily derived from sales of Port-Access disposable products necessary to perform Port-Access cardiac surgery. Deferred royalty income includes advances received but unrecognized under an agreement with St. Jude Medical, Inc. Fees from distribution right agreements are recognized as relevant contractual milestones are attained.

    During 1998 and 1997, sales to international customers were approximately 13% and 12% of net sales, respectively. All sales are denominated in U.S. dollars.

    ADVERTISING

    The Company expenses advertising costs as incurred. For the years ended December 31, 1998, 1997 and 1996 advertising expenses were $394,000, $504,000, and $67,000 respectively.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to credit risk consist principally of investments and accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and corporations and, other than its investments in U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment vehicle. In addition, the Company performs credit evaluations of its customers' financial condition and generally requires no collateral. At December 31, 1998, no individual customer represented more than 9% of the total accounts receivable balance.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of investments and long-term debt is based on quoted market prices or pricing models using current market rates.

                                HEARTPORT, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS

    All investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

    OTHER COMPREHENSIVE INCOME (LOSS)

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income," at the beginning of 1998. The adoption had no impact on net loss or total stockholders' equity. Comprehensive income (loss) consists of net loss and other comprehensive income (loss). Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain on available-for-sale investments. There is no related tax effect for the unrealized gain on available-for-sale investments.

    INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31 were as follows:

                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Materials and purchased parts..............................................  $   1,112  $   2,235
Work in process............................................................        264        456
Finished goods.............................................................         76      2,187
                                                                             ---------  ---------
Total inventories..........................................................  $   1,452  $   4,878
                                                                             ---------  ---------
                                                                             ---------  ---------

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from one to twelve years or over the term of the lease, if shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

    STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has adopted the pro forma disclosure of accounting for employee options under the fair value method. For options or other stock based compensation issued to non-employees, the Company recognizes compensation expense under the fair value method.

                                HEARTPORT, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS

    Certain amounts in prior years have been reclassified to conform to the 1998 financial statement presentation.

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2.  COMMITMENTS

    The Company leases its facilities under noncancelable operating leases that expire in the years 1999 through 2010. Rental expense was $2,068,000, $1,937,000, and $959,000 (net of sublease income of $14,000), for the years ended December 31, 1998, 1997 and 1996, respectively.

    The future minimum lease payments as of December 31, 1998 were as follows (in thousands):

                                                                 MINIMUM
                                                                  LEASE      SUBLEASE     NET LEASE
                                                                PAYMENTS      INCOME      PAYMENTS
                                                               -----------  -----------  -----------
1999.........................................................   $   3,585    $   1,261    $   2,324
2000.........................................................       3,209        1,335        1,874
2001.........................................................       3,305        1,334        1,971
2002.........................................................       3,404          353        3,051
2003.........................................................       3,507           --        3,507
Thereafter...................................................      27,129           --       27,129
                                                               -----------  -----------  -----------
                                                                $  44,139    $   4,283    $  39,856
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

                                HEARTPORT, INC.

3.  INVESTMENTS

    Investments as of December 31, including cash equivalents and short-term investments, were as follows (in thousands):

                                                                                                              1997
                                                                                  1998                    -------------
                                                                 ---------------------------------------    AMORTIZED
                                                                                  GROSS                    COST BASIS
                                                                  AMORTIZED    UNREALIZED     ESTIMATED   AND ESTIMATED
                                                                 COST BASIS       GAINS      FAIR VALUE    FAIR VALUE
                                                                 -----------  -------------  -----------  -------------
Money market funds.............................................   $   1,013     $      --     $   1,013    $     2,014
Commercial paper...............................................          --            --            --         27,398
Auction rate preferred stock...................................          --            --            --          6,600
U.S. government agency securities..............................      38,946           302        39,248         29,718
Corporate notes................................................      15,579            74        15,653         39,990
Mortgage backed securities.....................................       8,146             7         8,153          2,222
                                                                 -----------        -----    -----------  -------------
Total available-for-sale investments...........................      63,684           383        64,067        107,942
Amounts classified as cash equivalents.........................      (4,476)           --        (4,476)       (31,162)
                                                                 -----------        -----    -----------  -------------
Short-term investments.........................................   $  59,208     $     383     $  59,591    $    76,780
                                                                 -----------        -----    -----------  -------------
                                                                 -----------        -----    -----------  -------------

    There were no material realized gains or losses on sales of available-for-sale investments in 1998, 1997, or 1996. There were no material unrealized gains or losses for any major security type as of December 1997.

    The estimated fair value of investments in debt securities at December 31, 1998, by contractual maturity, were as follows (in thousands):

Due in 1 year or less..............................................  $  28,976
Due in 1-2 years...................................................     26,938
                                                                     ---------
                                                                        55,914
Mortgage-backed securities.........................................      8,153
                                                                     ---------
Total investments in debt securities...............................  $  64,067
                                                                     ---------
                                                                     ---------

4.  DEBT

    Long-term debt at December 31 was as follows:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Convertible subordinated notes, due in 2004 at 7.25%....................  $  52,850  $  86,250
Equipment financing and other debt......................................        610      1,399
                                                                          ---------  ---------
Total long-term debt....................................................     53,460     87,649
Current portion of long-term debt.......................................       (447)      (807)
                                                                          ---------  ---------
Long-term debt, less current portion....................................  $  53,013  $  86,842
                                                                          ---------  ---------
                                                                          ---------  ---------

                                HEARTPORT, INC.

4.  DEBT (CONTINUED)
    In April 1997, the Company issued an aggregate principal amount of $86.3 million of convertible subordinated notes. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Original issuance costs were approximately $3.4 million and are being amortized over the life of the notes. At December 31, 1998, unamortized issue costs included in other assets were approximately $1.5 million. At December 31, 1998, the fair value of the Company's long-term debt is approximately 60% of its carrying value.

    In the fourth quarter of 1998, the Company purchased $33.4 million in principal amount of its outstanding subordinated notes at a discount from face value. The transaction resulted in a gain of $15.6 million, consisting of a gain of $16.6 million due to the discount, offset by the write-off of $1.0 million in issue costs associated with the original issuance of the notes in April 1997. The Company financed this purchase through $16.9 million in short-term borrowings, which are secured by approximately $16.9 million of the Company's available-for-sale investments. At December 31, 1998, the interest rate on the short-term borrowings was 5.1%.

    As of December 31, 1998, aggregate maturities of long-term debt were as follows (in thousands):

1999...............................................................  $     447
2000...............................................................        122
2001...............................................................         32
2002...............................................................          9
Thereafter.........................................................     52,850
                                                                     ---------
                                                                     $  53,460
                                                                     ---------
                                                                     ---------

    As of December 31, 1998, the Company has an unused credit facility with a commercial bank of $10.0 million. The annual commitment fee is 0.25% for the unused portion of the line of credit.

5.  NET LOSS PER SHARE

    Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period, less outstanding nonvested shares. Outstanding nonvested shares are not included in the computations of basic and diluted net loss per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. The Company has other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants, nonvested shares, convertible debentures and convertible preferred stock, see Notes 4 and 7.

                                HEARTPORT, INC.

5.  NET LOSS PER SHARE (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Numerator for basic, diluted and pro forma net loss per share:
  Net loss....................................................................  $  (40,658) $  (51,331) $  (34,054)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Denominator:
  Weighted-average common shares..............................................      25,082      24,687      19,502
  Weighted-average nonvested shares subject to repurchase.....................      (1,585)     (2,266)     (3,362)
                                                                                ----------  ----------  ----------
Denominator for basic and diluted net loss per share..........................      23,497      22,421      16,140
                                                                                ----------  ----------
                                                                                ----------  ----------
Convertible preferred shares..................................................                               2,910
                                                                                                        ----------
Denominator for pro forma net loss per share..................................                              19,050
                                                                                                        ----------
                                                                                                        ----------
Basic and diluted net loss per share..........................................  $    (1.73) $    (2.29) $    (2.11)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Pro forma net loss per share..................................................                          $    (1.79)
                                                                                                        ----------
                                                                                                        ----------

    Pro forma net loss per share for 1996 has been computed as above and also assumes the conversion of convertible preferred shares not included above that automatically converted upon the completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

6.  DISTRIBUTION AGREEMENT

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

7.  STOCKHOLDERS' EQUITY

    NONVESTED SHARES

    At December 31, 1998, approximately 1,420,000 shares of outstanding common stock owned by employees of and consultants to the Company were subject to repurchase, at the option of the Company, at the original purchase price in the event of the termination of their employment or consulting relationship.

    STOCK OPTION PLANS

    Under the 1993 Stock Option Plan ("1993 Plan"), the Company may grant incentive and nonstatutory stock options to purchase up to 6,720,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 85% of the fair value of the stock at the date of grant for nonstatutory stock options and 100% of the fair value of the stock at the date of grant for incentive stock options as determined by the Board of Directors. Generally, options vest under such conditions as determined by the Board of Directors, typically over a four year period, and expire after ten

                                HEARTPORT, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
years. During 1996, the Company adopted the 1996 Stock Option Plan ("1996 Plan"), under which the Company reserved 2,110,000 shares of common stock for issuance to employees, consultants and directors of the Company in addition to the 3,390,000 shares incorporated from the 1993 plan. The Company had 326,000 shares available for grant under the plans as of December 31, 1998. In addition, during 1998 the Company issued 905,000 nonstatutory options outside of the plans to employees.

    In the second quarter of 1998, the Company's Board of Directors approved the cancellation and reissuance of outstanding options under the Company's Stock Option Plan. Generally, under the program, employees with outstanding options at exercise prices in excess of $5.25 per share were given the choice of retaining these options or of obtaining in substitution new options for the same number of shares. The new options are exercisable at a price of $5.25 per share, the fair market value of the stock on the reissue date. The new options have a four year vesting schedule, subject to a one-year blackout period on exercise which expires on June 23, 1999. If an employee voluntarily terminates his or her employment prior to the end of the blackout period, the replacement options will be forfeited. The number of options shown as granted and canceled in the table below includes the reissuance of options.

    A summary of stock option transactions is as follows:

                                                                      OUTSTANDING OPTIONS
                                                                 ------------------------------
                                                                                    WEIGHTED
                                                                    NUMBER OF        AVERAGE
                                                                     SHARES         EXERCISE
                                                                 (IN THOUSANDS)       PRICE
                                                                 ---------------  -------------
December 31, 1995..............................................         2,003       $    0.34
  Options granted..............................................         3,100       $   16.39
  Options exercised............................................          (327)      $    0.20
  Options canceled.............................................          (399)      $    2.62
                                                                       ------
December 31, 1996..............................................         4,377       $   12.02
  Options granted..............................................         1,933       $   20.64
  Options exercised............................................          (413)      $    2.26
  Options canceled.............................................          (629)      $   10.84
                                                                       ------
December 31, 1997..............................................         5,268       $   16.08
  Options granted..............................................         4,646       $    5.99
  Options exercised............................................          (293)      $    0.61
  Options canceled.............................................        (3,823)      $   19.40
                                                                       ------
December 31, 1998..............................................         5,798       $    6.56
                                                                       ------
                                                                       ------

                                                                    NUMBER OF        WEIGHTED
                                                                     SHARES           AVERAGE
                                                                 (IN THOUSANDS)   EXERCISE PRICE
                                                                 ---------------  ---------------
Options exercisable at:
  December 31, 1996............................................           801        $    3.21
  December 31, 1997............................................         1,530        $    9.88
  December 31, 1998............................................         1,286        $    7.87

                                HEARTPORT, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998:

                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                             -------------------------------------------  ----------------------------
                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING     WEIGHTED                      WEIGHTED
                                NUMBER OF      CONTRACTUAL     AVERAGE       NUMBER OF       AVERAGE
         RANGE OF                SHARES           LIFE        EXERCISE        SHARES        EXERCISE
      EXERCISE PRICES        (IN THOUSANDS)    (IN YEARS)       PRICE     (IN THOUSANDS)      PRICE
---------------------------  ---------------  -------------  -----------  ---------------  -----------
$ 0.06 - $ 5.00............         1,229             8.4     $    2.95            554      $    2.50
$ 5.25 - $ 5.50............         3,203             9.5     $    5.25            132      $    5.25
$ 6.50 - $ 7.50............           667             7.1     $    7.50            312      $    7.50
$10.00 - $13.00............           102             9.2     $   11.92             15      $   12.50
$16.50 - $24.00............           597             8.2     $   19.05            273      $   20.22
                                    -----                                        -----
                                    5,798             8.8     $    6.56          1,286      $    7.87
                                    -----                                        -----
                                    -----                                        -----

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

                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Expected dividend yield........................................         0%         0%         0%
Expected stock price volatility................................        65%        65%        67%
Risk-free interest rate........................................      5.00%      5.35%      5.97%
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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS No. 123, net loss and loss per

                                HEARTPORT, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Net loss--as reported.....................................  $  (40,658) $  (51,331) $  (34,054)
Net loss--pro forma.......................................  $  (51,559) $  (62,112) $  (38,166)
Net loss per share--as reported...........................  $    (1.73) $    (2.29) $    (2.11)
Net loss per share--pro forma.............................  $    (2.19) $    (2.77) $    (2.36)

    The weighted average fair value of options granted in 1998, 1997 and 1996 was $2.81, $9.75 and $7.41 per share, respectively.

    The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma effect will not be fully reflected until 2000.

    STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan ("Purchase Plan"), employees may purchase common stock at the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period of up to an aggregate total of 240,000 shares of the Company's common stock. During the years ended December 31, 1998, 1997 and 1996, shares issued under the Purchase Plan were 92,000, 53,000 and 19,000, respectively.

    SHAREHOLDER RIGHTS PLAN

    On March 26, 1996, the Board of Directors of the Company declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock outstanding on the effective date of the Offering. Each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of the Company's common stock, at an exercise price of $0.001 per share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 20% or more of the Company's capital stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.001 per Right. For a limited period of time after the announcement of any such acquisition or offer, each Right becomes exercisable or, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights expire in the year 2006.

                                HEARTPORT, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK RESERVED

    At December 31, 1998, the Company has reserved shares of common stock for future issuances as follows (in thousands):

Stock option plans...................................................      4,642
Stock options outside the plans......................................      1,482
Stock purchase plan..................................................         76
Stock warrants.......................................................         18
                                                                       ---------
    Total............................................................      6,218
                                                                       ---------
                                                                       ---------

    STOCK SPLIT

    On April 25, 1996, the Company effected a 1.6-for-1 split of the Company's common stock. All outstanding share and per share amounts have been adjusted to reflect the stock split.

8.  INCOME TAXES

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for 1998, 1997 or 1996.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards....................................  $   44,200  $   34,300
  Tax credit carryforwards............................................       2,300       2,400
  Capitalized research and development................................       1,000         400
  Acquired patent.....................................................       2,200       1,900
  Other temporary differences.........................................       7,900       2,600
                                                                        ----------  ----------
    Total deferred tax assets.........................................      57,600      41,600
Valuation allowance...................................................     (57,600)    (41,600)
                                                                        ----------  ----------
    Net deferred tax assets...........................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    Approximately $4.0 million of the valuation allowance is attributable to tax deductions, the benefit of which will be credited to additional paid in capital when realized. Realization of deferred tax assets is dependent upon future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1998 and 1997 has been established to reflect these uncertainties. The increases in the valuation allowance were approximately $16.0 million, $20.9 million and $13.9 million for fiscal years 1998, 1997 and 1996, respectively.

                                HEARTPORT, INC.

8.  INCOME TAXES (CONTINUED)
    As of December 31, 1998, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $121.0 million and $51.0 million, respectively, which will expire from 1999 through 2018. As of December 31, 1998, the Company also had research and development tax credit carryforwards of approximately $1.4 million and $1.3 million, respectively, for federal and California tax purposes, which will expire in years 2007 through 2013 if not used.

    Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

9.  RESTRUCTURING CHARGE

    In May 1998, the Company implemented a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency. Under the restructuring plan, the Company has reduced its United States workforce and has closed its training facility in Utah. The restructuring plan resulted in an original charge of $14.4 million and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets. The original charge of $14.4 million was reduced by $2.2 million in the fourth quarter of 1998 due to the favorable resolution of lease commitments. The following table summarizes the Company's restructuring activity for the year ended December 31, 1998 (in thousands):

                                                                                                     ACCRUED
                                          RESTRUCTURING                 CASH                      RESTRUCTURING
                                             CHARGE       NON-CASH    PAYMENTS                      CHARGE AT
                                            JUNE 1998      ITEMS     (RECEIPTS)   ADJUSTMENTS   DECEMBER 31, 1998
                                          -------------   --------   ----------   -----------   -----------------
Severance and benefits..................     $ 2,842      $    --     $ 2,428       $  (262)         $   152
Write-off of assets.....................       6,151        6,682         (65)          466               --
Exit facility leases....................       4,705          646         595        (2,466)             998
Other...................................         676          212         510            46               --
                                          -------------   --------   ----------   -----------        -------
  Total restructuring charge............     $14,374      $ 7,540     $ 3,468       $(2,216)         $ 1,150
                                          -------------   --------   ----------   -----------        -------
                                          -------------   --------   ----------   -----------        -------

    The remaining charge relates primarily to estimated cash expenditures in connection with the disposition of the Utah facility. The restructuring is expected to be substantially completed by the second quarter of 1999.

10.  PATENT ACQUISITION

    Patent acquisition expenses consist of the cost to acquire a United States patent, several pending U.S. patent applications, and related rights from Endosurgical Development Corporation in July 1996 in exchange for shares of Common Stock and cash.

11.  EMPLOYEE BENEFIT PLAN

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers and directors of the Company, and their ages as of December 31, 1998, are as follows:

                 NAME                        AGE                                POSITION
---------------------------------------      ---      ------------------------------------------------------------
Frank M. Fischer                                 57   President, Chief Executive Officer and Director

Steven E. Johnson                                40   Senior Vice President of Manufacturing

Casey M. Tansey                                  41   Senior Vice President of Sales and Marketing

Michi E. Garrison                                37   Vice President of Research and Development

Luis J. Jimenez                                  43   Vice President of Quality Assurance and Regulatory Affairs

Lawrence C. Siegel, M.D.                         41   Vice President of Clinical Affairs

Bradford J. Shafer                               38   General Counsel and Secretary

Wesley D. Sterman, M.D.                          38   Chairman of the Board of Directors and Co-Founder

John H. Stevens, M.D.                            38   Director and Co-Founder

Robert V. Gunderson, Jr.(2)                      47   Director

Joseph S. Lacob(2)                               43   Director

Petri T. Vainio, M.D., Ph.D.(1)                  39   Director

Steven C. Wheelwright, Ph.D.(1)(2)               55   Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    FRANK M. FISCHER has been President and Chief Executive Officer and a Director of the Company since May, 1998. Mr. Fischer was also a Director of the Company from October, 1992 until May, 1997. Mr. Fischer was the President and Chief Executive Officer and a director of Ventritex, Inc., a manufacturer of implantable cardiac defibrillators from 1987 until 1997. From May, 1977 until joining Ventritex, Mr. Fischer held various positions with Cordis Corporation, a manufacturer of medical products, serving most recently as President of the Implantable Products Division. Mr. Fischer holds an M.S. in Management from Rensselaer Polytechnic Institute.

    STEVEN E. JOHNSON has been Senior Vice President of Manufacturing of the Company since January 1998 and prior to that was Vice President of Manufacturing of the Company since August, 1994. Prior to joining the Company, Mr. Johnson served in various capacities with Advanced Cardiovascular Systems, Inc., a medical device company, from 1983 to 1994, most recently as Vice President, Manufacturing. Mr. Johnson earned a B.S. in Industrial Engineering from Kettering University.

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

                                     III-1

American Sales. Mr. Tansey earned a B.S. in Business Administration and an M.B.A. from the College of Notre Dame.

    MICHI E. GARRISON has been Vice President of Research and Development of the Company since April, 1998. Prior to that time, Ms. Garrison served as the Company's Director of Research and Development and other technical positions since June, 1993. Prior to joining the Company, Ms. Garrison was a senior engineer at the following medical device companies: Cardiovascular Imaging Systems from 1992 to 1993; Advanced Cardiovascular Systems from 1988 to 1992; and MiniMed Technologies from 1984 to 1988. Ms. Garrison earned an A.B. in Engineering from Harvard University and an M.S. from the University of California, San Diego.

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

    WESLEY D. STERMAN, M.D. founded the Company with Dr. Stevens in May, 1991, and has served as a director since that time and as Chairman of the Board of Directors since May 1998. Dr. Sterman was the Company's President and Chief Executive Officer from May 1991 until May 1998. Prior to founding the Company, Dr. Sterman was founder, President and Chief Executive Officer of EndoVascular Technologies, Inc., a medical device manufacturer, from July, 1989 to September, 1991. Dr. Sterman has B.S. degrees both in Biology and in Chemistry from Stanford University. Dr. Sterman received an M.D. from the Stanford University School of Medicine and an M.B.A. from the Graduate School of Business at Stanford University, where he was an Arjay Miller Scholar.

    JOHN H. STEVENS, M.D. founded the Company with Dr. Sterman in May, 1991, and has been a director of the Company since that time. Dr. Stevens was Heartport's Chief Technology Officer from July, 1997 to December 31, 1998. Dr. Stevens also has been Consulting Assistant Professor of Cardiac Surgery at Stanford University School of Medicine since July, 1997. From August, 1996 until July, 1997 Dr. Stevens was Assistant Professor of Cardiothoracic Surgery at Stanford and prior to that he served as Chief Resident of the Department of Cardiothoracic Surgery at Stanford, and as Senior Registrar in Cardiothoracic Surgery at the Great Ormond Street Hospital for Sick Children in London, England from July, 1995 to March, 1996. Dr. Stevens earned B.U.S. and B.S. degrees in Communications and Psychology from the University of Utah and an M.D. from Stanford University.

    ROBERT V. GUNDERSON, JR. has been a director of the Company since May, 1995. Mr. Gunderson has been a partner of the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, since its formation in September, 1995. From May, 1988, until September, 1995, Mr. Gunderson was a partner of the law firm of Brobeck, Phleger & Harrison, LLP. Mr. Gunderson holds an M.A. from Stanford

                                     III-2

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

                                     III-3

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  EXHIBITS

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

    2.1+     Agreement and Plan of Merger dated April 3, 1995, for the reincorporation merger of Stanford Surgical
               Technology, Inc., a California corporation, into Heartport, Inc., a Delaware corporation.
    3.1+     Restated Certificate of Incorporation.
    3.2      Amended and Restated Bylaws of the Registrant.
    4.1      Reference is made to Exhibits 3.1 and 3.2.
    4.2+     Specimen Common Stock certificate.
    4.3+     Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April 17, 1995.
    4.4#     Rights Agreement between the Registrant and the First National Bank of Boston dated April 25, 1996.
   10.1+     Form of Indemnification Agreement entered into by and between Registrant and its officers and directors.
   10.2+     1993 Stock Option Plan and forms of agreements thereunder.
   10.3#     1996 Stock Option Plan as amended and restated October 21, 1996.
   10.4#     Employee Stock Purchase Plan, as amended and restated October 21, 1996.
   10.5+     Real Property Lease between the Registrant and Metropolitan Insurance Company dated September 21,
               1992, as amended.
   10.6+     Equipment Financing Agreement between the Registrant and Lease Management Services, Inc. dated
               February 23, 1995.
   10.7+*    Agreement between the Company and St. Jude Medical, Inc. dated September 11, 1995.
   10.8#     Third Amendment to Lease Agreement between Heartport Research and Training Center, Inc. and
               University of Utah Research Foundation dated as of October 25, 1996.
   10.9#*    Amendment to agreement between Registrant and St. Jude Medical, Inc. dated January 31, 1997.
   10.10     Amendment to Loan and Security Agreement dated as of October 12, 1998 between the Registrant and
               Silicon Valley Bank.
   10.11#    Industrial Build-To-Suit Lease dated September 19, 1997 between Registrant and Chestnut Bay LLC.
               (without exhibits)
   10.12#    First Amendment to Industrial Build-To-Suit Lease dated February 10, 1998 between Registrant and
               Chestnut Bay LLC.
   23.1      Consent of Ernst & Young LLP, Independent Auditors.
   27.1      Financial Data Schedule

------------------------

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

#  Previously filed.

(a)(2)  SCHEDULES

    The following financial statement schedules required by Regulation S-X are filed herewith:

SCHEDULE NO.                DESCRIPTION
------------  ---------------------------------------
     II       Valuation and Qualifying Accounts

    All other schedules are not applicable.

(b)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

(c)  EXHIBITS

    See paragraph (a).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 26th day of March, 1999.

                                HEARTPORT, INC.

                                By:             /s/ FRANK M. FISCHER
                                     -----------------------------------------
                                                  Frank M. Fischer
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints, Frank M. Fischer and Bradford J. Shafer, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ FRANK M. FISCHER         Officer, Acting Chief
------------------------------    Financial Officer and       March 26, 1999
       Frank M. Fischer           Director (Principal
                                  Executive Officer)

 /s/ ROBERT V. GUNDERSON, JR.
------------------------------  Director                      March 26, 1999
   Robert V. Gunderson, Jr.

     /s/ JOSEPH S. LACOB
------------------------------  Director                      March 26, 1999
       Joseph S. Lacob

 /s/ WESLEY D. STERMAN, M.D.
------------------------------  Director                      March 26, 1999
   Wesley D. Sterman, M.D.

  /s/ JOHN H. STEVENS, M.D.
------------------------------  Director                      March 26, 1999
    John H. Stevens, M.D.

  /s/ PETER T. VAINIO, M.D.,
            PH.D.
------------------------------  Director                      March 26, 1999
 Peter T. Vainio, M.D., Ph.D.

  /s/ STEVEN C. WHEELWRIGHT,
            PH.D.
------------------------------  Director                      March 26, 1999
 Steven C. Wheelwright, Ph.D.

                                  SCHEDULE II
                                HEARTPORT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                  ADDITIONS
                                                                      BALANCE    CHARGED TO                  BALANCE
                                                                     BEGINNING    COSTS AND                    END
                                                                     OF PERIOD    EXPENSES    DEDUCTIONS    OF PERIOD
                                                                    -----------  -----------  -----------  -----------
                                                                                      (IN THOUSANDS)
Year Ended December 31, 1998
  Allowance for doubtful accounts.................................   $     314    $      53    $     100    $     267
  Allowance for sales returns.....................................   $     609    $     441    $     608    $     442
  Warranty reserves...............................................   $     407    $     818    $      --    $   1,225
  Restructure provision...........................................   $      --    $  12,158    $  11,008    $   1,150
Year Ended December 31, 1997
  Allowance for doubtful accounts.................................   $      33    $     281    $      --    $     314
  Allowance for sales returns.....................................   $      65    $     589    $      45    $     609
  Warranty reserves...............................................   $      --    $     407    $      --    $     407
Year Ended December 31, 1996
  Allowance for doubtful accounts.................................   $      --    $      33    $      --    $      33
  Allowance for sales returns.....................................   $      --    $      65    $      --    $      65