Form 10-Q
period 1999-03-31
HEARTPORT INC
filed 1999-05-17
CIK 1009871

--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                            ---------------------------
                                     FORM 10-Q

      /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                    700 BAY ROAD
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

        As of May 7, 1999, there were 25,415,724 shares of the Registrant's
                             Common Stock outstanding.

--------------------------------------------------------------------------------

                                  HEARTPORT, INC.
                                     FORM 10-Q
                                       INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998 . . . . . . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1999 and March 31, 1998. . . . .     4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and March 31, 1998. . . . .     5

         Notes to Condensed Consolidated Financial Statements. . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .     8

PART II. OTHER INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .     26

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .     26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26


------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 HEARTPORT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                 MARCH 31,              DECEMBER 31,
                                                                    1999                  1998 (1)
                                                             -------------------      -----------------
                                                                (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                              $            7,118       $         10,479
      Short-term investments                                             53,550                 59,591
      Accounts receivable, net                                            2,876                  1,933
      Inventories                                                           920                  1,452
      Other current assets                                                2,016                  1,306
                                                             -------------------      -----------------
Total current assets                                                     66,480                 74,761

Property and equipment, net                                              10,327                 10,619

Other assets                                                              2,089                  2,157
                                                             -------------------      -----------------

Total assets                                                 $           78,896       $         87,537
                                                             ===================      =================


LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
      Accounts payable                                       $            1,518       $          4,093
      Accrued compensation and related benefits                           3,118                  4,099
      Accrued interest                                                    1,597                    639
      Short-term borrowings                                              16,900                 16,900
      Current portion of long-term debt                                     384                    447
      Other current liabilities                                           1,781                  2,413
                                                             -------------------      -----------------
Total current liabilities                                                25,298                 28,591
                                                             -------------------      -----------------

Noncurrent liabilities:
      Long-term debt, less current portion                               52,956                 53,013
      Other long-term liabilities                                           278                    163
      Deferred royalty income                                             2,671                  2,922
                                                             -------------------      -----------------
Total noncurrent liabilities                                             55,905                 56,098
                                                             -------------------      -----------------

Stockholders' (deficit) equity:
      Common stock, $0.001 par value                                         25                     25
      Additional paid-in capital                                        146,146                145,929
      Notes receivable from stockholders                                   (899)                  (901)
      Accumulated deficit                                              (147,772)              (142,588)
      Accumulated other comprehensive income                                193                    383
                                                             -------------------      -----------------
Total stockholders' (deficit) equity                                     (2,307)                 2,848
                                                             -------------------      -----------------

Total liabilities and stockholders' (deficit) equity         $           78,896       $         87,537
                                                             ===================      =================


(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998.

                             SEE ACCOMPANYING NOTES

                               HEARTPORT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  (in thousands, except per share amounts)


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                               -----------------------------------
                                                     1999               1998
                                               -----------------   ---------------
Net sales                                      $          5,593    $        7,455
Cost of sales                                             3,222             4,200
                                               -----------------   ---------------
Gross profit                                              2,371             3,255

Operating expenses:

    Research and development                              1,931             4,494
    Selling, general and administrative                   5,453            11,550
                                               -----------------   ---------------
Total operating expenses                                  7,384            16,044
                                               -----------------   ---------------

Loss from operations                                     (5,013)          (12,789)

Interest income and other, net                            1,102             1,479
Interest expense                                         (1,273)           (1,791)
                                               -----------------   ---------------
Net loss                                       $         (5,184)   $      (13,101)
                                               =================   ===============

Basic and diluted net loss per share           $          (0.22)   $        (0.56)
                                               =================   ===============


                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -----------------------------
                                                                                1999            1998
                                                                           -------------   -------------
OPERATING ACTIVITIES:

Net loss                                                                   $     (5,184)   $    (13,101)
Adjustments to reconcile net loss to net cash used in
     operating activities:

        Depreciation and amortization                                               616           1,121
        Compensation related to stock options                                        63             110
        Loss on sales and disposals of equipment                                     18               -

        Changes in operating assets and liabilities:

            Accounts receivable                                                    (943)            (37)
            Inventories                                                             532             747
            Other assets                                                           (711)           (125)
            Accounts payable, accrued expenses and other liabilities             (3,366)          1,110
                                                                           -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                                            (8,975)        (10,175)
                                                                           -------------   -------------

INVESTING ACTIVITIES

Purchases of short-term investments                                                (919)        (40,402)
Maturities of short-term investments                                              6,770          22,281
Sales of short-term investments                                                       -           8,264
Purchases of property and equipment                                                (273)           (585)
                                                                           -------------   -------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               5,578         (10,442)
                                                                           -------------   -------------

FINANCING ACTIVITIES

Proceeds from issuances of common stock                                             154             100
Proceeds from payment of stockholder notes receivable                                 2               -
Repayment of long-term borrowings                                                  (120)           (181)
                                                                           -------------   -------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  36             (81)
                                                                           -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (3,361)        (20,698)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 10,479          35,805
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      7,118    $     15,107
                                                                           =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     CASH PAID FOR INTEREST                                                $        221    $         41
                                                                           =============   =============


                             SEE ACCOMPANYING NOTES

                                  HEARTPORT, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in 1998 have been reclassified to conform to the 1999 financial statement presentation.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1999 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at March 31, 1999 and December 31, 1998 were as follows (in thousands):


                                     MARCH 31,           DECEMBER 31,
                                        1999                 1998
                                    (UNAUDITED)

                                  -----------------   --------------------
Materials and purchased parts     $            746    $             1,112
Work in process                                154                    264
Finished goods                                  20                     76
                                  -----------------   --------------------

Total inventories                 $            920    $             1,452
                                  =================   ====================


NOTE 3.  NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period, less outstanding nonvested shares. Outstanding nonvested shares are not included in the computations of basic and diluted net loss per share until the time-based vesting restriction has lapsed. However, for the purpose of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares is included using the treasury stock method. The Company has other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                               -----------------------------
                                                                   1999            1998
                                                               -------------    ------------
                                                                       (UNAUDITED)
Numerator for basic and diluted net loss per share:

     Net loss                                                  $     (5,184)    $   (13,101)
                                                               -------------    ------------

Denominator:

     Weighted-average common shares outstanding                      25,296          24,962
     Weighted-average nonvested shares subject to repurchase         (1,316)         (1,748)

                                                               -------------    ------------
Denominator for basic and diluted net loss per share                 23,980          23,214
                                                               -------------    ------------

Basic and diluted net loss per share                           $      (0.22)    $     (0.56)
                                                               =============    ============


NOTE 4.  COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, are as follows (in thousands):


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                              -----------------------------
                                                 1999             1998
                                              ------------     ------------
                                                      (UNAUDITED)
Net loss                                      $    (5,184)     $   (13,101)
Decrease in unrealized gain on
     available-for-sale investments                  (190)               -
                                              ------------     ------------

Total comprehensive loss                      $    (5,374)     $   (13,101)
                                              ============     ============


     Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain on available-for-sale investments. There is no related tax effect for the unrealized gain on available-for-sale investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 1999, and for the three months ended March 31, 1999 and March 31, 1998, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

OVERVIEW

     Since its inception in May 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities as well as continued research and development. Through its "Port-Access Partnership" program, the Company has adopted a procedural sales model in which the Company trains a center's surgical team, supplies patient and referring physician educational materials, supports local market media efforts and furnishes proprietary reusable devices for Port-Access procedures in exchange for a purchase order for Port-Access disposable products necessary to perform Port-Access cardiac surgery. In April 1999, the Company introduced five new systems comprising 12 new products designed for a wide range of cardiac procedures, including less invasive open-chest surgery, aortic valve replacement, and stopped- and beating-heart minimally invasive cardiac surgery. These products are expected to be commercially released in the third and fourth quarters of 1999.

     The Company has never had a profit from operations. For the period from inception to March 31, 1999, the Company has incurred cumulative net losses of approximately $147.8 million. For at least the next twelve months, the Company expects to continue to incur losses.

     On May 5, 1999, THE WALL STREET JOURNAL published a highly unfavorable article about the Company. Among other things, the article implied that the Company's Port-Access products were not safe and that the U.S. Food and Drug Administration ("FDA") is considering regulatory action. The article did not reflect the excellent clinical outcomes surgeons have achieved with Port-Access minimally invasive cardiac surgery. With regard to the FDA, the Company has a long-standing working relationship with the agency, and in late 1998 as part of a routine inspection the FDA conducted a comprehensive review of the Company's facility and quality systems, including complaints and adverse events. The inspection was satisfactorily concluded with no formal observations.

     In reaction to the article, some of the Company's customers have suspended the Port-Access program at their hospitals until they have a better understanding of the issues raised in the article.

Although it is too early to assess the full impact of the article on the Company's business, the Company believes that it may have a material adverse effect on the Company's net sales and results of operations for the quarter ended June 30, 1999, and possibly longer.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors - Early Stage of Utilization; No Assurance of Safety and Efficacy,"
" -- No Assurance of Market Acceptance," " -- Fluctuations in Operating Results," " -- Customer Concentration," " -- Risks Associated with New Surgical Procedures; Extensive Training Requirements," and " -- Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $5.6 million for the three months ended March 31, 1999, compared with $7.5 million in the same period last year. In 1998, net sales reflected a higher volume of product shipments compared to product usage due to initial purchase order commitments. In 1999, net sales decreased as a result of customer order patterns that are more aligned with product usage.

     Revenue from product sales is recognized upon product shipment. For the three months ended March 31, 1999 and 1998, international net sales represented 14% and 8% of net sales, respectively.

     COST OF SALES. Cost of sales was $3.2 million and $4.2 million in the three months ended March 31, 1999 and 1998, respectively. Gross margin declined to 42% in the three months ended March 31, 1999 from 44% in the three months ended March 31, 1998 due to lower net sales. The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.9 million and $4.5 million in the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to a reduction in headcount and the cancellation of several projects in order to focus on specific product enhancements and new products for less invasive and minimally invasive cardiac surgery. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5.5 million in the three months ended March 31, 1999, from $11.5 million in the same period of 1998. The decrease was primarily due to the restructuring plan that was implemented in May 1998, which consisted primarily of closing the Company's training facility in Utah and reducing headcount.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net decreased to $1.1 million from $1.5 million in the three months ended March 31, 1999 and 1998, respectively. The decreases are due to the Company's lower average investment balances.

     INTEREST EXPENSE. Interest expense was $1.3 million and $1.8 million in the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily attributable to the purchase of $33.4 million principal amount of the Company's outstanding subordinated notes in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had approximately $60.7 million in cash and investments and approximately $41.2 million in working capital. The Company also has a $10.0 million credit facility with a commercial bank. At March 31, 1999, no amount was outstanding under this facility.

     Net cash used in operating activities was approximately $9.0 million and $10.2 million in the three months ended March 31, 1999 and 1998, respectively, and resulted primarily from net losses in each period. For the three months ended March 31, 1999, in addition to net losses, adjusted for depreciation and amortization, cash was used to pay $3.4 million in accounts payable, accrued expenses and other liabilities.

     Net cash provided by investing activities was approximately $5.6 million for the three months ended March 31, 1999, compared with net cash used in investing activities of approximately $10.4 million for the three months ended March 31, 1998. The net cash provided by investing activities for the three months ended March 31, 1999 was primarily the result of $5.9 million in net maturities of short-term investments. The net cash used in investing activities for the three months ended March 31, 1998, reflects the net investment of approximately $9.9 million in cash equivalents as short-term investments.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $0.3 million and $0.6 million in the three months ended March 31, 1999 and 1998, respectively.

     Approximately $16.9 million of the Company's available-for-sale investments secures the Company's short-term borrowings, and is therefore not available for operations. The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through at least the next twelve months.

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

     Management has also initiated a program to test its key software and hardware systems by creating a parallel test environment to identify and resolve any problems as a result of the date change on January 1, 2000. The Company will test its business systems and the operating systems and hardware that run the Company's corporate servers. The testing procedure is expected to be substantially complete by the end of the second quarter 1999.

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

     Costs to address the Company's Year 2000 issue are not expected to exceed $100,000 in 1999, and will consist primarily of the cost of certain hardware and software to perform testing functions and the cost of internal resources that will be applied to this effort. Approximately $20,000 has been incurred as of March 31, 1999.

     The Company is in the process of contacting all third parties with which it has significant relationships to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. To date, the Company is not aware of any significant third parties with a Year 2000 issue that could materially impact the Company's operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

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

RECENT WALL STREET JOURNAL ARTICLE

     On May 5, 1999, THE WALL STREET JOURNAL published a highly unfavorable article about the Company. Among other things, the article implied that the Company's Port-Access products were not safe and that the U.S. Food and Drug Administration ("FDA") is considering regulatory action. In reaction to the article, some of the Company's customers have suspended the Port-Access program at their hospitals until they have a better understanding of the issues raised in the article. Although it is too early to assess the full impact of the article on the Company's business, the Company believes that it may have a material adverse effect on the Company's net sales and results of operations for the quarter ended June 30, 1999, and possibly longer.

EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY

     The Company's EndoCPB System, EndoDirect System and other products and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. Although there can be no assurance in this regard, the Company believes, based on the clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. The Company has little or no clinical experience with its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. Accordingly, there can be no assurance as to their clinical safety and efficacy. If, with further experience, any of the Company's products do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

NO ASSURANCE OF MARKET ACCEPTANCE

     There can be no assurance that the Company's products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and health care payors' reimbursement of minimally invasive and less invasive cardiac surgery procedures will be essential for market acceptance of its products, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend minimally invasive or less invasive cardiac surgical procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that such procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend minimally invasive or less invasive surgical procedures until such time, if any, as such procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend minimally invasive or less invasive surgical procedures until such time, if any, as the efficacy of such procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of minimally invasive and less invasive cardiac surgical procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that its Port-Access procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company is focusing its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing Port-Access procedure volume, or that any of its products will obtain any significant degree of market acceptance. Failure of the Company to increase Port-Access procedural volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

     Operating results have been and will continue to be difficult to forecast. Future revenue is also difficult to forecast because the market for minimally invasive and less invasive cardiac surgery systems is rapidly evolving, because of the inherent risks associated with new medical device technology, and due to the uncertainty as to whether the Company's efforts to increase Port-Access procedure volume by trained cardiac surgery teams will be successful. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Failure by the Company, for any reason, to increase revenue from sales of its products would have a material adverse effect on the Company's business, operating results, and financial condition. Due to the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

CUSTOMER CONCENTRATION

     Approximately 53% of the Company's net sales in the three months ended March 31, 1999, were derived from sales to twenty customers. The Company believes that during 1999 this customer concentration will continue as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURES; EXTENSIVE TRAINING REQUIREMENTS

     Use of the Company's Port-Access products to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team. Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes proficient with the Company's Port-Access products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access products, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with a poorly functioning aortic valve or certain types of chest scarring. Broad use of the Company's Port-Access products will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. As part of the restructuring plan implemented in 1998, the Company has closed its Utah training facility and has implemented a field-based training program. In addition, the Company has little or no training experience with its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. There can be no assurance that the Company will be able to train physicians in numbers sufficient to generate adequate demand for the Company's products. Delays in training or delays in trained surgical teams' ability to become proficient with any of the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its Port-Access products in higher volume commercial quantities, and the Company has very little experience manufacturing its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. Accordingly, there can be no assurance that it will be able to successfully scale-up its production to meet commercial demand for its products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in manufacturing certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. The Company has received ISO 9001 certification and in 1998 the Company passed a FDA inspection of its compliance with Quality System Regulations ("QSR"), which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or FDA QSR requirements.

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

SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE

     The Company expects that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States

Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in the minimally invasive and less invasive cardiac surgery fields.

     Cardiovascular diseases that can be treated with the Company's products can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than the Company's products and could render the Company's technology obsolete. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's products will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     The Company has never had a profit from operations. For the period from inception to March 31, 1999, the Company has incurred cumulative net losses of approximately $147.8 million. For at least the next twelve months, the Company expects to continue to incur losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 31, 1999, the Company owns 95 issued or allowed United States patents, and 13 issued foreign patents. In addition, as of March 31, 1999, the Company has 66 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

     The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors, including Medicare administrative authorities in Texas, have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected.

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $2.94 on October 1, 1998. On May 7, 1999 the price of the Company's Common Stock was $3.88. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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

PART II.  OTHER INFORMATION

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7.A., Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       27.1    Financial Data Schedule

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended March 31, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999                       HEARTPORT, INC.
     ---------------------------
                                             By: /s/ Frank M. Fischer



                                             ----------------------------------
                                             President,
                                             Chief Executive Officer
                                             and Acting Chief Financial Officer