Form 10-Q
period 1999-06-30
HEARTPORT INC
filed 1999-08-13
CIK 1009871

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of August 6, 1999, there were 25,430,112 shares of the Registrant's
                            Common Stock outstanding.


--------------------------------------------------------------------------------

                                 HEARTPORT, INC.
                                    FORM 10-Q
                                      INDEX



                                                                                  PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets at June 30, 1999
          and December 31, 1998 ...............................................     3

          Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 1999 and June 30, 1998...........     4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1999 and June 30, 1998.....................     5

          Notes to Condensed Consolidated Financial Statements.................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........    25

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.....................................    26

SIGNATURES.....................................................................    26


--------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 HEARTPORT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                               JUNE 30,        DECEMBER 31,
                                                                1999             1998(1)
                                                            -------------      ------------
                                                             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                   $   6,546          $  10,479
   Short-term investments                                         47,255             59,591
   Accounts receivable, net                                        2,173              1,933
   Inventories                                                     1,345              1,452
   Other current assets                                            1,048              1,306
                                                               ---------          ---------
Total current assets                                              58,367             74,761

Property and equipment, net                                       10,370             10,619

Other assets                                                       2,016              2,157
                                                               ---------          ---------
Total assets                                                   $  70,753          $  87,537
                                                               ---------          ---------
                                                               ---------          ---------

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Account payable                                             $   2,147          $   4,093
   Accrued compensation and related benefits                       2,599              4,099
   Accrued interest                                                  639                639
   Short-term borrowings                                          16,900             16,900
   Current portion of long-term debt                                 304                447
   Accrued restructure expenses                                    3,153              1,150
   Other current liabilities                                         948              1,263
                                                               ---------          ---------
Total current liabilities                                         26,690             28,591
                                                               ---------          ---------
Noncurrent liabilities:
   Long-term debt, less current portion                           52,911             53,013
   Other long-term liabilities                                       392                163
   Deferred royalty income                                         2,421              2,922
                                                               ---------          ---------
Total noncurrent liabilities                                      55,724             56,098
                                                               ---------          ---------
Stockholders' (deficit) equity:
   Common stock, $0.001 par value                                     25                 25
   Additional paid-in capital                                    146,346            145,929
   Notes receivable from stockholders                               (898)              (901)
   Accumulated deficit                                          (157,188)          (142,588)
   Accumulated other comprehensive income                             54                383
                                                               ---------          ---------
Total stockholders' (deficit) equity                             (11,661)             2,848
                                                               ---------          ---------
Total liabilities and stockholders' (deficit) equity           $  70,753          $  87,537
                                                               ---------          ---------
                                                               ---------          ---------


(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998.

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (in thousands, except per share amounts)


                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                   --------------------------    ------------------------
                                                      1999          1998            1999         1998
                                                   -----------    -----------    -----------   ----------
Net sales                                           $   4,121      $   2,911      $   9,714     $  10,366
Cost of sales                                           2,749          4,985          5,971         9,185
                                                    ---------      ---------      ---------     ---------
Gross profit                                            1,372         (2,074)         3,743         1,181

Operating expenses:
   Research and development                             2,246          3,090          4,177         7,584
   Selling, general and administrative                  5,652         10,369         11,105        21,919
   Restructuring charge                                 2,907         14,374          2,907        14,374
                                                    ---------      ---------      ---------     ---------
Total operating expenses                               10,805         27,833         18,189        43,877
                                                    ---------      ---------      ---------     ---------
Loss from operations                                   (9,433)       (29,907)       (14,446)      (42,696)

Interest income and other, net                          1,264          1,222          2,365         2,700
Interest expense                                       (1,247)        (1,694)        (2,519)       (3,484)
                                                    ---------      ---------      ---------     ---------
Net loss                                            $  (9,416)     $ (30,379)     $ (14,600)    $ (43,480)
                                                    ---------      ---------      ---------     ---------
                                                    ---------      ---------      ---------     ---------
Basic and diluted net loss per share                $   (0.39)     $   (1.30)     $   (0.61)        (1.87)
                                                    ---------      ---------      ---------     ---------
                                                    ---------      ---------      ---------     ---------
Shares used in calculation of net loss per share       24,197         23,398         24,089        23,306
                                                    ---------      ---------      ---------     ---------
                                                    ---------      ---------      ---------     ---------


                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -------------------------
                                                                           1999          1998
                                                                       -----------    ----------
OPERATING ACTIVITIES:
Net loss                                                                $  (14,600)   $  (43,480)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                           1,265         2,680
     Compensation related to stock options                                     102           173
     Loss on sales and disposals of equipment                                   14           348
     Non-cash restructuring expenses                                           225         6,914
     Changes in operating assets and liabilities:
        Accounts receivable                                                   (240)        4,142
        Inventories                                                            107         2,238
        Other assets                                                           260            13
        Accrued restructure expenses                                         2,003         6,020
        Accounts payable, accrued expenses and other liabilities            (4,136)       (1,218)
                                                                        ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                                      (15,000)      (22,170)
                                                                        ----------    ----------
INVESTING ACTIVITIES
Purchases of short-term investments                                         (9,838)      (58,984)
Maturities of short-term investments                                        10,345        27,764
Sales of short-term investments                                             11,500        32,515
Purchases of property and equipment                                         (1,013)       (1,435)
                                                                        ----------    ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         10,994          (140)
                                                                        ----------    ----------
FINANCING ACTIVITIES
Proceeds from issuances of common stock                                        315           185
Proceeds from payments of stockholders' notes receivable                         3             -
Repayment of long-term borrowings                                             (245)         (365)
                                                                        ----------    ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             73          (180)
                                                                        ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (3,933)      (22,490)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            10,479        35,805
                                                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    6,546    $   13,315
                                                                        ----------    ----------
                                                                        ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   CASH PAID FOR INTEREST                                               $    2,356    $    3,203
                                                                        ----------    ----------
                                                                        ----------    ----------


                            SEE ACCOMPANYING NOTES

                                   HEARTPORT, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the restructuring charge) considered necessary for a fair presentation have been included. Certain amounts in 1998 have been reclassified to conform to the 1999 financial statement presentation.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 1999 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at June 30, 1999 and December 31, 1998 were as follows (in thousands):

                                          JUNE 30,               DECEMBER 31,
                                            1999                     1998
                                        (UNAUDITED)
                                        -----------              ------------
Materials and purchased parts           $       831              $      1,112
Work in process                                 102                       264
Finished goods                                  412                        76
                                        -----------              ------------

Total inventories                       $     1,345              $      1,452
                                        -----------              ------------
                                        -----------              ------------

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              --------------------   --------------------
                                                                 1999      1998         1999      1998
                                                              ---------  ---------   ---------  ---------
                                                                   (UNAUDITED)            (UNAUDITED)
Numerator for basic and diluted net loss per share:
     Net loss                                                 $ (9,416)  $ (30,379)  $ (14,600) $ (43,480)
                                                              ---------  ---------   ---------  ---------
Denominator:
     Weighted-average common shares outstanding                 25,408      25,038      25,352     25,000
     Weighted-average nonvested shares subject to repurchase    (1,211)     (1,640)     (1,263)    (1,694)
                                                              ---------  ---------   ---------  ---------
Denominator for basic and diluted net loss per share            24,197      23,398      24,089     23,306
                                                              ---------  ---------   ---------  ---------

Basic and diluted net loss per share                          $   (0.39) $   (1.30)  $   (0.61) $   (1.87)
                                                              ---------  ---------   ---------  ---------

NOTE 4.  COMPREHENSIVE LOSS

For the three- and six-month periods ended June 30, 1999, comprehensive loss was $9.6 million and $14.9 million, respectively. There was no other comprehensive income for the three- and six-month periods ended June 30, 1999. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain on available-for-sale investments. There is no related tax effect for the unrealized gain on available-for-sale investments.

NOTE 5.  1999 RESTRUCTURING CHARGE

     In June 1999, the Company began implementing a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 26%. The planned restructuring activities resulted in a charge of $2.9 million, of which $2.4 million related to severance and other employee-related costs associated with approximately 55 terminated employees, and $0.5 million related to excess facilities and the disposal of assets. The following table summarizes the Company's 1999 restructuring charge activity for the six months ended June 30, 1999 (in thousands):

                            Severance &                     Lease
                             Benefits       Equipment     Commitments      Total
                           -------------   -----------   -------------   ----------
Restructuring charge,
     June 1999             $       2,416   $       225   $         266   $    2,907
Write-offs                             -          (225)              -         (225)
Cash payments                       (124)            -               -         (124)
                           -------------   -----------   -------------   ----------
Restructuring liability
     as of June 30, 1999   $       2,292   $         -   $         266   $    2,558
                           -------------   -----------   -------------   ----------
                           -------------   -----------   -------------   ----------

NOTE 6.  1998 RESTRUCTURING CHARGE

     In May 1998, the Company adopted a restructuring plan, whereby the Company reduced its United States workforce and closed its training facility in Utah. The restructuring plan resulted in an original charge of $14.4 million and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets. The original charge of $14.4 million was reduced by $2.2 million in the fourth quarter of 1998 due to the favorable resolution of lease commitments. The following table summarizes the Company's 1998 restructuring charge activity for the six months ended June 30, 1999 (in thousands):

                                   Severance &       Lease
                                    Benefits       Commitments      Total
                                  -------------   -------------   ----------
Restructuring liability,
     as of December 31, 1998      $         152   $         998   $    1,150
Cash payments                              (116)           (439)        (555)
                                  -------------   -------------   ----------
Restructuring liability
     as of June 30, 1999          $          36   $         559   $      595
                                  -------------   -------------   ----------
                                  -------------   -------------   ----------


     The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities. The restructuring is expected to be substantially complete by the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 1999, and for the three and six months ended June 30, 1999 and June 30, 1998, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

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

     The Company has never had a profit from operations. For the period from inception to June 30, 1999, the Company has incurred cumulative net losses of approximately $157.2 million. For at least the next eighteen months, the Company expects to continue to incur losses.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors - Early Stage of Utilization; No Assurance of Safety and Efficacy," "-- No Assurance of Market Acceptance," " -- Fluctuations in Operating Results," " -- Customer Concentration," " -- Risks Associated with New Surgical Procedures; Extensive Training Requirements," and " -- Limited Manufacturing Experience; Dependence on Key Suppliers."

RESULTS OF OPERATIONS

     NET SALES. Net sales were $4.1 million for the three months ended June 30, 1999, compared with $2.9 million in the same period last year. In 1998, the relatively low net sales were the result of the Company's efforts to reduce customer inventories of its Port-Access minimally invasive cardiac surgery systems. In 1999, net sales increased as a result of customer order patterns that are more aligned with product usage. For the six months ended June 30, 1999 and 1998, net sales were $9.7 million and $10.4 million, respectively.

     Revenue from product sales is recognized upon product shipment. For the three months ended June 30, 1999 and 1998, international net sales represented 25% and 22% of net sales in those periods, respectively. For the six months ended June 30, 1999 and 1998, international net sales represented 19% and 12% of net sales, respectively.

     COST OF SALES. Cost of sales was $2.7 million and $5.0 million in the three months ended June 30, 1999 and 1998, respectively. Cost of sales declined in 1999 due to decreases in manufacturing overhead and increased production efficiencies. In 1998, cost of sales included $1.3 million relating to inventory write downs and the write-off of certain assets. Gross margin was 33% in the three months ended June 30, 1999 compared to (71%) in the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, gross margin was 39% and 11%, respectively. The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.2 million and $3.1 million in the three months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to a reduction in headcount as the Company has shifted its focus to specific product enhancements and new products for less invasive and minimally invasive cardiac surgery. Research and development expenses for the six months ended June 30, 1999 and 1998 were $4.2 million and $7.6 million, respectively. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $5.7 million in the three months ended June 30, 1999, from $10.4 million in the same period of 1998. For the six months ended June 30, 1999, selling, general and administrative expenses decreased to $11.1 million from $21.9 million in the same period of 1998. The decrease was primarily due to closing the Company's training facility in Utah and reducing headcount.

     RESTRUCTURING CHARGE. The restructuring plan implemented beginning in June 1999 resulted in a charge of $2.9 million. The restructuring charge included $2.4 million in severance and other employee-related costs associated with approximately 55 terminated employees and $0.5 million in excess facilities and asset disposition costs.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $1.3 million and $1.2 million in the three months ended June 30, 1999 and 1998, respectively. In the three months ended June 30, 1999, interest income and other, net included a $0.4 million gain from the sale of fixed assets. For the six months ended June 30, 1999 and 1998, interest income and other, net decreased to $2.4 million from $2.7 million in 1998. The decrease is primarily due to the Company's lower average investment balances.

     INTEREST EXPENSE. Interest expense was $1.2 million and $1.7 million in the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, interest expense was $2.5 million and $3.5 million, respectively. The decrease is primarily attributable to the purchase of $33.4 million principal amount of the Company's outstanding subordinated notes in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had approximately $53.8 million in cash and investments and approximately $31.7 million in working capital. The Company also has a $10.0 million credit facility with a commercial bank. At June 30, 1999, no amount was outstanding under this facility.

     Net cash used in operating activities was approximately $15.0 million and $22.2 million in the six months ended June 30, 1999 and 1998, respectively, and resulted primarily from net losses in each period.

     Net cash provided by investing activities was approximately $11.0 million for the six months ended June 30, 1999, compared with net cash used in investing activities of approximately $140 thousand for the six months ended June 30, 1998. The net cash provided by investing activities for the six months ended June 30, 1999 was primarily the result of $12.0 million in net maturities and sales of short-term investments. The net cash used in investing activities for the six months ended June 30, 1998, reflects net maturities and sales of short-term investments of approximately $1.3 million offset by approximately $1.4 million in purchases of property and equipment.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $1.0 million and $1.4 million in the six months ended June 30, 1999 and 1998, respectively.

     Approximately $20.6 million of the Company's available-for-sale investments secures the Company's short-term borrowings and a letter of credit related to the Company's facilities, and is therefore not available for operations. The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through at least the next twelve months.

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

     Management has also initiated a program to test its key software and hardware systems by creating a parallel test environment to identify and resolve any problems as a result of the date change on January 1, 2000. The Company will test its business systems and the operating systems and hardware that run the Company's corporate servers. The testing procedure is expected to be substantially complete during the third quarter of 1999.

     The Company has developed a contingency plan in the event that one or more internal systems or key external parties that support the Company's business fails as a result of the Year 2000. This plan incorporates manual processes to carry out operating functions in the event that computer systems fail. The Company has also developed an inventory stocking plan to address possible failures related to third-party suppliers.

     Costs to address the Company's Year 2000 issue are not expected to exceed $30,000 in 1999, and will consist primarily of the cost of certain hardware and software to perform testing functions and the cost of internal resources that will be applied to this effort. Approximately $20,000 has been incurred as of June 30, 1999.

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

RESTRUCTURING OF OPERATIONS

     In June 1999, the Company began implementing a restructuring plan to reduce expenses and improve operating efficiency. Implementation of this restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that planned in the reduction in force. Although the Company believes that the actions it is taking in connection with the restructuring should help align the Company's expense structure with its business prospects, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing costs and reducing its net losses. In addition, there can be no assurance that the Company's future operating results and financial condition will not be adversely affected should it encounter difficulty in managing the restructuring.

RECENT WALL STREET JOURNAL ARTICLE

     On May 5, 1999, THE WALL STREET JOURNAL published a highly unfavorable article about the Company. Among other things, the article implied that the Company's Port-Access products were not safe and that the U.S. Food and Drug Administration ("FDA") is considering regulatory action. The article did not reflect the excellent clinical outcomes surgeons have achieved with Port-Access minimally invasive cardiac surgery. With regard to the FDA, the Company has a long-standing working relationship with the agency, and in late 1998, as part of a routine inspection, the FDA conducted a comprehensive review of the Company's facility and quality systems, including complaint and adverse events. The inspection was satisfactorily concluded with no formal observations.

     THE WALL STREET JOURNAL article had an immediate and material adverse impact on the Company's customers and, consequently, the Company's business. A significant number of the Company's customers have reduced the number of Port-Access procedures they are performing, stopped the Port-Access program at their hospitals or indicated that they are not comfortable continuing to perform Port-Access surgery until they have a better understanding of the issues raised in the article. There can be no assurance that the Company will be able to convince these customers to begin using its products again, or to increase the number of Port-Access procedures they are performing. The Company also anticipates that the article will make it very difficult to convince potential new customers to become interested in Port-Access surgery. The Company believes that the article may continue to have a material adverse impact on its net sales and results of operations in future periods.

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

CUSTOMER CONCENTRATION

     Approximately 58% of the Company's net sales in the six months ended June 30, 1999, were derived from sales to twenty customers. The Company believes that during 1999 this customer concentration will continue as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     The Company has never had a profit from operations. For the period from inception to June 30, 1999, the Company has incurred cumulative net losses of approximately $157.2 million. For at least the next eighteen months, the Company expects to continue to incur losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

     The Company believes that it may require additional debt and/or equity financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following: the extent to which the Company's products gain market acceptance; the timing and costs of future product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products and procedures; the costs of expanding manufacturing capacity; the costs of developing marketing and distribution capabilities; the progress and scope of clinical trials required for any future products; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals for any future products; and the costs of protecting and defending its intellectual property. Issuance of additional equity or convertible debt securities could result in substantial dilution to stockholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition, and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of June 30, 1999, the Company owns 105 issued or allowed United States patents, and 14 issued foreign patents. In addition, as of June 30, 1999, the Company has 64 pending United States patent applications and has filed 38 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's future business and operating results depend in significant part upon the continued contributions of its key sales, technical and senior management personnel, many of whom would be difficult to replace. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the geographic region of California where the Company's principal office is located, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

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

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $1.88 on July 29, 1999. On August 6, 1999 the price of the Company's Common Stock was $2.06. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

RELIANCE ON STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its potential products and procedures. The Company's future success may depend, in part, on its relationships with third parties and their success in marketing the Company's products or willingness to purchase such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationships will be successful.

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

PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      27.1    Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended
      June 30, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999                       HEARTPORT, INC.
      ---------------------------
                                              By: /s/ Frank M. Fischer



                                              ----------------------------------
                                              Chairman,
                                              Chief Executive Officer
                                              and Acting Chief Financial Officer