Form 10-Q
period 1999-09-30
HEARTPORT INC
filed 1999-11-15
CIK 1009871

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                   Yes /X/ No
                                   ----  ----

     As of November 9, 1999, there were 25,453,082 shares of the Registrant's
                            Common Stock outstanding.

-------------------------------------------------------------------------------

                                  HEARTPORT, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at September 30, 1999
         and December 31, 1998 .................................................................         3

         Condensed Consolidated Statements of Operations for the
         three and nine months ended September 30, 1999 and September 30, 1998..................         4

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1999 and September 30, 1998............................         5

         Notes to Condensed Consolidated Financial Statements...................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..............................................................         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................       26

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................       26

SIGNATURES.......................................................................................       26


-------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               HEARTPORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amounts)

                                                                SEPTEMBER 30,            DECEMBER 31,
                                                                    1999                   1998 (1)
                                                             -------------------      -----------------
                                                                (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                        $ 11,575               $ 10,479
      Short-term investments                                             36,392                 59,591
      Accounts receivable, net                                            2,348                  1,933
      Inventories                                                         1,327                  1,452
      Other current assets                                                  947                  1,306
                                                             -------------------      -----------------
Total current assets                                                     52,589                 74,761

Property and equipment, net                                              10,210                 10,619

Other assets                                                              2,156                  2,157
                                                             -------------------      -----------------

Total assets                                                           $ 64,955               $ 87,537
                                                             ===================      =================


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                  $ 1,411                $ 4,093
      Accrued compensation and related benefits                           2,811                  4,099
      Accrued interest                                                    1,597                    639
      Short-term borrowings                                              16,900                 16,900
      Current portion of long-term debt                                     208                    447
      Accrued restructure expenses                                        1,416                  1,150
      Other current liabilities                                             894                  1,263
                                                             -------------------      -----------------
Total current liabilities                                                25,237                 28,591
                                                             -------------------      -----------------

Noncurrent liabilities:
      Long-term debt, less current portion                               52,901                 53,013
      Other long-term liabilities                                           506                    163
      Deferred royalty income                                             2,172                  2,922
                                                             -------------------      -----------------
Total noncurrent liabilities                                             55,579                 56,098
                                                             -------------------      -----------------

Stockholders' equity (deficit):
      Common stock, $0.001 par value                                         25                     25
      Additional paid-in capital                                        146,351                145,929
      Notes receivable from stockholders                                   (874)                  (901)
      Accumulated deficit                                              (161,360)              (142,588)
      Accumulated other comprehensive income (loss)                          (3)                   383
                                                             -------------------      -----------------
Total stockholders' equity (deficit)                                    (15,861)                 2,848
                                                             -------------------      -----------------

Total liabilities and stockholders' equity (deficit)                   $ 64,955               $ 87,537
                                                             ===================      =================

(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998.

                             SEE ACCOMPANYING NOTES

                                HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (in thousands, except per share amounts)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                 ----------------------------------   ---------------------------------
                                                      1999               1998              1999              1998
                                                 ----------------   ---------------   ---------------   ---------------
                                                 ----------------   ---------------   ---------------   ---------------
Net sales                                                $ 3,818           $ 3,407          $ 13,532          $ 13,773
Cost of sales                                              2,310             4,248             8,281            13,433
                                                 ----------------   ---------------   ---------------   ---------------
Gross profit                                               1,508              (841)            5,251               340

Operating expenses:
    Research and development                               1,553             1,695             5,730             9,279
    Selling, general and administrative                    3,765             5,513            14,870            27,432
    Restructuring charge                                       -                 -             2,907            14,374
                                                 ----------------   ---------------   ---------------   ---------------
Total operating expenses                                   5,318             7,208            23,507            51,085
                                                 ----------------   ---------------   ---------------   ---------------

Loss from operations                                      (3,810)           (8,049)          (18,256)          (50,745)

Interest income and other, net                               895             1,202             3,260             3,917
Interest expense                                          (1,256)           (1,744)           (3,775)           (5,243)
                                                 ----------------   ---------------   ---------------   ---------------
Net loss                                                $ (4,171)         $ (8,591)        $ (18,771)        $ (52,071)
                                                 ================   ===============   ===============   ===============

Basic and diluted net loss per share                     $ (0.17)          $ (0.36)          $ (0.78)          $ (2.22)
                                                 ================   ===============   ===============   ===============

Shares used in calculation of net loss per share          24,352            23,603            24,177            23,405
                                                 ================   ===============   ===============   ===============


                             SEE ACCOMPANYING NOTES

                               HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (in thousands)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                           -----------------------------
                                                                                1999             1998
                                                                           -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                      $ (18,771)      $ (52,071)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                             1,905           3,854
        Compensation related to stock options                                       102             218
        (Gain) loss on sales and disposals of equipment                             (37)            437
        Non-cash restructuring expenses                                             234           6,957
        Changes in operating assets and liabilities:
            Accounts receivable                                                    (415)          4,186
            Inventories                                                             125           2,839
            Other assets                                                            152             240
            Accrued restructure expenses                                            266           4,769
            Accounts payable, accrued expenses and other liabilities             (3,788)            670
                                                                           -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                                           (20,227)        (27,901)
                                                                           -------------   -------------

INVESTING ACTIVITIES
Purchases of short-term investments                                             (20,156)        (83,513)
Maturities of short-term investments                                             13,828          35,998
Sales of short-term investments                                                  29,141          53,623
Purchases of property and equipment                                              (1,486)         (3,750)
                                                                           -------------   -------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                        21,327           2,358
                                                                           -------------   -------------

FINANCING ACTIVITIES
Proceeds from issuances of common stock                                             320             188
Proceeds from payments of stockholders' notes receivable                             27               -
Repayment of long-term borrowings                                                  (351)           (676)
                                                                           -------------   -------------
                                                                                            .
NET CASH USED IN FINANCING ACTIVITIES                                                (4)           (488)
                                                                           -------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         1,096         (26,031)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 10,479          35,805
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 11,575         $ 9,774
                                                                           =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                                     $ 2,586         $ 3,231
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

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                   SEPTEMBER 30,         DECEMBER 31,
                                        1999                 1998
                                    (UNAUDITED)
                                  -----------------   --------------------
Materials and purchased parts                $ 915                $ 1,112
Work in process                                192                    264
Finished goods                                 220                     76
                                  -----------------   --------------------

Total inventories                          $ 1,327                $ 1,452
                                  =================   ====================

                                       6

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

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                               -----------------------------     -----------------------------
                                                                   1999            1998             1999             1998
                                                               -------------    ------------     ------------     ------------
                                                                       (UNAUDITED)                       (UNAUDITED)
Numerator for basic and diluted net loss per share:
     Net loss                                                      $ (4,171)       $ (8,591)       $ (18,771)       $ (52,071)
                                                               -------------    ------------     ------------     ------------

Denominator:
     Weighted-average common shares outstanding                      25,430          25,133           25,378           25,044
     Weighted-average nonvested shares subject to repurchase         (1,078)         (1,530)          (1,201)          (1,639)
                                                               -------------    ------------     ------------     ------------
Denominator for basic and diluted net loss per share                 24,352          23,603           24,177           23,405
                                                               -------------    ------------     ------------     ------------

Basic and diluted net loss per share                                $ (0.17)        $ (0.36)         $ (0.78)         $ (2.22)
                                                               =============    ============     ============     ============


NOTE 4.  COMPREHENSIVE LOSS

For the three- and nine-month periods ended September 30, 1999, comprehensive loss was $4.2 million and $19.2 million, respectively. Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain (loss) on available-for-sale investments. There is no related tax effect for the unrealized gain (loss) on available-for-sale investments.

NOTE 5.  1999 RESTRUCTURING CHARGE

     In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 26%. The planned restructuring activities resulted in a charge of $2.9 million, of which approximately $2.4 million related to severance and other employee-related costs associated with approximately 55 terminated employees, and $0.5 million related to excess facilities and the disposal of assets. The following table summarizes the Company's 1999 restructuring charge activity for the nine months ended September 30, 1999 (in thousands):

                                              Severance &     Facilities &        Lease
                                               Benefits        Equipment       Commitments         Total
                                            ---------------  --------------  ----------------   -----------
Restructuring charge,
     June 1999                                     $ 2,416           $ 225             $ 266       $ 2,907
Write-offs                                               -            (227)                -          (227)
Cash payments                                       (1,471)              -              (177)       (1,648)
Reallocation                                          (248)            100               148             -
                                            ---------------  --------------  ----------------   -----------
Restructuring liability
     as of September 30, 1999                        $ 697            $ 98             $ 237       $ 1,032
                                            ===============  ==============  ================   ===========

     The remaining liability relates primarily to estimated cash expenditures in connection with severance and other employee-related costs, and excess facilities.


NOTE 6.  1998 RESTRUCTURING CHARGE

     In May 1998, the Company adopted a restructuring plan, whereby the Company reduced its United States workforce and closed its training facility in Utah. The restructuring plan resulted in an original charge of $14.4 million and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets. The original charge of $14.4 million was reduced by $2.2 million in the fourth quarter of 1998 due to the favorable resolution of lease commitments. The following table summarizes the Company's 1998 restructuring charge activity for the nine months ended September 30, 1999 (in thousands):

                                              Severance &        Lease
                                               Benefits       Commitments         Total
                                            ---------------  --------------  ----------------
Restructuring liability
     as of December 31, 1998                         $ 152           $ 998           $ 1,150
Cash payments                                         (137)           (629)             (766)
                                            ---------------  --------------  ----------------
Restructuring liability
     as of September 30, 1999                         $ 15           $ 369             $ 384
                                            ===============  ==============  ================


     The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 1999, and for the three and nine months ended September 30, 1999 and September 30, 1998, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1998 Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

OVERVIEW

     Since its inception in May 1991, the Company has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its Port-Access systems and is now engaged in extensive marketing and selling activities as well as continued research and development. Sales of the Company's EndoCPB and EndoDirect systems for stopped-heart minimally invasive cardiac surgery comprise the majority of its net sales. In April 1999, the Company introduced five new systems comprising 12 new products designed for a wide range of cardiac procedures, including less invasive open-chest surgery, aortic valve replacement, and stopped- and beating-heart minimally invasive cardiac surgery. Commercial release of these products has begun, and is expected to continue into the fourth quarter of 1999.

     The Company has never had a profit from operations. For the period from inception to September 30, 1999, the Company has incurred cumulative net losses of approximately $161.4 million. For at least the next twelve months, the Company expects to continue to incur losses.

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

RESULTS OF OPERATIONS

     NET SALES. Net sales were $3.8 million for the three months ended September 30, 1999, compared with $3.4 million in the same period last year. For the nine months ended September 30, 1999 and 1998, net sales were $13.5 million and $13.8 million, respectively.

     For the three months ended September 30, 1999 and 1998, international net sales represented 17% and 7% of net sales in those periods, respectively. For the nine months ended September 30, 1999 and 1998, international net sales represented 19% and 10% of net sales, respectively.

     COST OF SALES. Cost of sales was $2.3 million and $4.2 million in the three months ended September 30, 1999 and 1998, respectively. Cost of sales declined in 1999 due to decreases in manufacturing overhead and increased production efficiencies. In 1998, cost of sales included approximately $1.2 million related to inventory write downs and the write-off of certain assets. Gross margin was 40% in the three months ended September 30, 1999 compared to (25%) in the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, gross margin was 39% and 2%, respectively. The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $1.6 million and $1.7 million in the three months ended September 30, 1999 and 1998, respectively. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $5.7 million and $9.3 million, respectively. The decrease is primarily due to a reduction in headcount in 1998. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $3.8 million in the three months ended September 30, 1999, from $5.5 million in the same period of 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses decreased to $14.9 million from $27.4 million in the same period of 1998. The decrease was primarily due to closing the Company's training facility in Utah and reducing headcount, as well as a continued focus on reducing general operating expenses.

     RESTRUCTURING CHARGE. The restructuring plan adopted in June 1999 resulted in a charge of $2.9 million. The restructuring charge included $2.4 million in severance and other employee-related costs associated with approximately 55 terminated employees and $0.5 million in excess facilities and asset disposition costs.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $0.9 million and $1.2 million in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, interest income and other, net decreased to $3.3 million from $3.9 million. The decrease is primarily due to the Company's lower average investment balances.

     INTEREST EXPENSE. Interest expense was $1.3 million and $1.7 million in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, interest expense was $3.8 million and $5.2 million, respectively. The decrease is primarily attributable to the purchase of $33.4 million principal amount of the Company's outstanding subordinated notes in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had approximately $48.0 million in cash and investments and approximately $27.4 million in working capital. The Company also has a $10.0 million credit facility with a commercial bank. At September 30, 1999, no amount was outstanding under this facility.

     Net cash used in operating activities was approximately $20.2 million and $27.9 million in the nine months ended September 30, 1999 and 1998, respectively, and resulted primarily from net losses in each period.

     Net cash provided by investing activities was approximately $21.3 million and $2.4 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by investing activities in each year was primarily the result of net maturities and sales of short-term investments of $22.8 million and $6.1 million in the nine months ended September 30, 1999 and 1998, respectively, offset partly by capital expenditures in each period.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were approximately $1.5 million and $3.8 million in the nine months ended September 30, 1999 and 1998, respectively.

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

     Management has also initiated a program to test its key software and hardware systems by creating a parallel test environment to identify and resolve any problems as a result of the date change on January 1, 2000. The Company has been testing its business systems and the operating systems and hardware that run the Company's corporate servers, and will continue this testing procedure into the fourth quarter of 1999.

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

     Costs to address the Company's Year 2000 issue are not expected to exceed $30,000 in 1999, and will consist primarily of the cost of certain hardware, software, and consultants to complete testing and upgrade activities. Approximately $25,000 has been incurred as of September 30, 1999.

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

NO ASSURANCE OF MARKET ACCEPTANCE

     There can be no assurance that the Company's products will gain any significant degree of market acceptance among physicians, patients, and health care payors. The Company believes that physicians' acceptance and health care payors' reimbursement of minimally invasive and less invasive cardiac surgery procedures will be essential for market acceptance of its products, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend minimally invasive or less invasive cardiac surgical procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that such procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend minimally invasive or less invasive surgical procedures until such time, if any, as such procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend minimally invasive or less invasive surgical procedures until such time, if any, as the efficacy of such procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of minimally invasive and less invasive cardiac surgical procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that its Port-Access procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company is focusing its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing Port-Access procedure volume, or that any of its products will obtain any significant degree of market acceptance. Failure of the Company to increase Port-Access procedure volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

CUSTOMER CONCENTRATION

     Approximately 58% of the Company's net sales in the nine months ended September 30, 1999, were derived from sales to twenty customers. The Company believes that during 1999 this customer concentration will continue as the Company focuses on strengthening its relationships with active, higher volume customers. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

     To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its Port-Access products in higher volume commercial quantities, and the Company has very little experience manufacturing its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. Certain products and product components are manufactured by third parties. There can be no assurance that the Company and its suppliers will be able to successfully scale-up production to meet commercial demand for the Company's products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in manufacturing certain of its product components, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations. The Company has received ISO 9001 certification and in 1998 the Company passed a FDA inspection of its compliance with Quality System Regulations ("QSR"), which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or FDA QSR requirements.

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

SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

     The Company has never had a profit from operations. For the period from inception to September 30, 1999, the Company has incurred cumulative net losses of approximately $161.4 million. For at least the next twelve months, the Company expects to continue to incur losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY; RISKS OF FUTURE LITIGATION

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of November 9, 1999, the Company owns 107 issued or allowed United States patents, and 14 issued foreign patents. In addition, as of November 9, 1999, the Company has 73 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia, and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the

Company's ability to make, use, or sell its products either in the United States or internationally.

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

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although the Company's EndoCPB system, EndoDirect system and Port-Access CABG and MVR systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. Other products under development by the Company will require additional approvals or assessments, and there can be no assurance that these approvals or assessments will be received on a timely basis, if at all. Most other countries either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

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

PRICE VOLATILITY OF COMMON STOCK

     The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $1.88 on July 29, 1999. On November 9, 1999 the price of the Company's Common Stock was $3.75. As a result of the current trading price of the Company's common stock, the Company does not meet the continued listing requirements for inclusion on the Nasdaq National Market. The Company has had discussions with representatives of the Nasdaq National Market with regard to maintaining its listing. The Company's inability to satisfy the continued listing requirements of the Nasdaq National Market could have a material adverse effect on the trading price and liquidity of its stock. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

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


PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    Exhibits

         27.1    Financial Data Schedule

  (b)    Reports on Form 8-K

         No reports on Form 8-K were filed during the nine months ended September 30, 1999.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 1999                       HEARTPORT, INC.
     ------------------
                                              By: /s/ Rebecca L. Kuhn



                                              ------------------------
                                              Treasurer