Form 10-K405
period 1999-12-31
HEARTPORT INC
filed 2000-03-29
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
           1999

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

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2000: approximately $95,309,000 (based on the last reported sale price of $5.75 per share on March 20, 2000 on The Nasdaq Stock Market).

    The number of shares of Common Stock outstanding as of March 20, 2000 was 25,573,433.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                                   FORM 10
                          --------                            ---------------------
Proxy Statement for Registrant's Annual Meeting to be held
  on June 7, 2000                                             Part III, Items 11-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
Part I
  Item 1.         Business....................................................       1
  Item 2.         Properties..................................................      26
  Item 3.         Legal Proceedings...........................................      26
  Item 4.         Submission of Matters to a Vote of Security Holders.........      26

Part II
  Item 5.         Market for Registrant's Common Equity and Related
                    Stockholder Matters.......................................      27
  Item 6.         Selected Financial Data.....................................      28
  Item 7.         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................      29
  Item 7a.        Quantitative and Qualitative Disclosures about Market
                    Risks.....................................................      33
  Item 8.         Financial Statements and Supplementary Data.................     F-1
  Item 9.         Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................    F-19

Part III
  Item 10.        Directors and Executive Officers of the Registrant..........   III-1
  Item 11.        Executive Compensation......................................   III-3
  Item 12.        Security Ownership of Certain Beneficial Owners and
                    Management................................................   III-3
  Item 13.        Certain Relationships and Related Transactions..............   III-3

Part IV
  Item 14.        Exhibits, Financial Statement Schedules, and Reports on
                    Form 8-K..................................................    IV-1

------------------------

    Heartport, the Heartport logo, EndoCPB, EndoVent, QuickDraw and EndoReturn are registered trademarks of the Company. Port-Access, EndoDirect, EndoClamp, DirectFlow, EndoPlege, Precision-OP, OPTrac, StillSite, InSite AVR and StraightShot are trademarks of the Company.

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

INTRODUCTION

    Heartport, Inc. ("Heartport" or the "Company") is a cardiovascular device company that develops, manufactures and markets proprietary products designed to make cardiac surgery less invasive for patients. The Company's technologies allow surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures. The Company's Port-Access-TM- systems for stopped heart surgeries are designed to enable surgeons to perform several types of cardiac surgeries in a minimally invasive manner through small incisions, or "ports," between the ribs without the need to crack open the chest as required in conventional heart surgery. While fundamentally changing access to the heart, procedures performed with the Company's Port-Access products closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. Studies based on the limited clinical experience to date indicate that Port-Access products offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays and reduced convalescence time. In 1999, the Company introduced several new cardiac surgery products, including its Precision-OP-TM- system for cardiac surgery performed on a beating heart. The Precision-OP system allows cardiac surgeons to perform coronary artery bypass grafting without stopping the heart and placing the patient on a cardiopulmonary bypass machine. The Company believes that procedures performed with its Precision-OP system may have a reduced rate of neurological and other complications as compared to conventional cardiac procedures.

    In 1999, the Company implemented a restructuring plan designed to reduce expenses and improve operating efficiency. As a result of the restructuring, the Company has reduced its United States workforce by approximately 55 employees and has subleased excess facilities. During the year, the Company also completed the majority of activities associated with a restructuring plan that it began implementing in 1998. The two restructuring plans resulted in a combined charge of $2.4 million in 1999.

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

    Heart surgery is widely regarded as one of the most important medical advances of the twentieth century. This field of surgery was made possible during the 1950s by the development of technology that enabled physicians to perform cardiopulmonary bypass ("CPB") and stop the heart during surgery. CPB protects the patient by taking over the function of the heart in circulating oxygenated blood throughout the patient's organs and tissues, thereby permitting the heart to be safely stopped. The procedure of placing the patient on CPB and stopping the heart offers several advantages. First, stopping the heart creates a motionless surgical field, which allows the surgeon to achieve a high degree of surgical accuracy and precision. Second, stopping the heart protects the heart muscle during surgery. Third, in valve repair and replacement, the heart itself must be opened to repair or replace the diseased valve since the valves are located inside the heart. Placing the patient on CPB and stopping the heart is necessary to enable surgeons to safely and accurately operate in the interior of the heart.

    Since heart surgery was pioneered in the mid-1950s, remarkable advances have occurred in the surgical treatment of cardiovascular disease. CAD is most effectively treated by coronary artery bypass grafting ("CABG") procedures, in which an artery or vein is used to bypass the narrowing in a coronary artery and restore blood flow downstream of the narrowing. The treatment for VHD involves either repairing the diseased heart valve, most commonly with the implantation of a prosthetic annuloplasty ring, or replacing it with a prosthetic mechanical or tissue valve. Until the introduction of Heartport's technology, CABG and valve repair and replacement procedures were virtually always performed in a highly invasive surgery in which the patient's chest is opened widely to gain access to the heart, the patient is placed on CPB, and the patient's heart is stopped. Worldwide, approximately 800,000 CABG and valve procedures are performed each year in this manner.

    Although highly efficacious, open-chest heart surgery is traumatic and painful, typically requires a lengthy period of convalescence, and is expensive. The heart sits in the middle of the chest, protected by skeletal armor consisting of the sternum or "breast bone," the rib cage, and the spine. In conventional heart surgery, the heart is accessed by means of a sternotomy, whereby a surgeon makes an incision of approximately 12 inches in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor. The procedure is highly traumatic, resulting in a lengthy and painful recovery period. In 1995, open-chest heart surgery patients in the United States remained in the hospital for an average of ten days and required a significant period of convalescence following discharge. Conventional cardiac surgery is also expensive. Average charges for a CABG procedure and for a valve procedure are approximately $45,000 and $55,000 per patient, respectively. In addition, substantial costs are incurred during convalescence. With approximately 500,000 open-chest heart surgeries performed in the United States each year, the total cost to the U.S. healthcare system is substantial.

    The development and widespread adoption of minimally invasive surgical approaches have revolutionized many surgical fields, including general surgery, orthopedics, gynecology, urology and neurosurgery. Notable examples include laparoscopic procedures in the field of general surgery and arthroscopic procedures in the field of orthopedic surgery. Such procedures are designed to be as efficacious as conventional surgery, but with substantially reduced trauma, thereby decreasing complications, reducing pain and suffering, speeding recovery, and decreasing costs associated with many aspects of patient care. This movement toward minimally invasive surgery has been driven by advances in both device technology and surgical technique. A minimally invasive approach is most advantageous in cases in which significant trauma results from gaining surgical access to an affected organ or site. Cardiac surgery represents a particularly significant opportunity for a minimally invasive approach due to the trauma associated with opening the chest. Heartport has demonstrated that its Port-Access minimally invasive surgical approach has the potential to significantly reduce complications, pain and suffering, convalescence and expense, while maintaining the high efficacy of conventional open-chest surgery.

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

    The most recent development in less invasive alternatives to conventional cardiac surgery is the Off Pump Coronary Artery Bypass Grafting ("OPCABG") procedure performed on a beating heart. In an OPCABG procedure, surgeons use specially-designed tools to reduce or eliminate motion in the area surrounding a diseased coronary artery so that bypass grafting can be performed safely and effectively while the heart remains beating. Such surgery eliminates the need to stop the heart and place the patient on a CPB machine. Although CPB offers several advantages in performing cardiac surgery, it is also associated with neurological and other complications. OPCABG procedures are performed through a mid-line incision in the chest wall (sternotomy or mini-sternotomy), providing maximum visualization and enabling the surgeon to manipulate the heart to gain access to vascular beds on the back and sides of the heart. OPCABG tools and techniques have evolved such that the procedure is currently used for multi-vessel CABG procedures.

THE HEARTPORT SOLUTION

    STOPPED HEART SURGERY

    Heartport has developed proprietary systems and products for performing several different types of minimally invasive heart surgery on a stopped heart. These systems and devices have been cleared or exempted by the Food and Drug Administration ("FDA") for commercial sale in the United States and by a Notified Body in Europe. Heartport's core platforms are an endovascular cardiopulmonary bypass ("EndoCPB") system and a direct cannulation cardiopulmonary bypass ("EndoDirect") system. Each platform allows surgeons to place the patient on CPB and stop and protect the patient's heart without the need for a sternotomy. Using the Company's EndoCPB or EndoDirect platform and procedure-specific systems, the surgeon is able to perform cardiac surgery by accessing the heart through small incisions, or "ports," placed between the patient's ribs. The Company's systems include reusable and disposable devices for Port-Access CABG, Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR"), and Port-Access aortic valve replacement ("AVR") surgeries. While fundamentally changing access to the heart, Port-Access surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. Clinical studies indicate that Port-Access products offer efficacy equal to that of conventional open-chest surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

    BEATING HEART SURGERY

    The Company has also developed the Precision-OP system, a proprietary system for performing coronary artery bypass grafting procedures on a beating heart. This system has been exempted by the FDA for commercial sale in the United States. In March 2000, the Company obtained Conformite Europeene ("CE") Mark approval for the Precision-OP system, enabling the Company to market the system in Europe. With the Precision-OP platform, surgeons can perform multi-vessel CABG without stopping the heart and placing the patient on a CPB machine. The Company believes that procedures performed with its Precision-OP system may have a reduced rate of neurological and other complications as compared to conventional cardiac procedures. See "Risk Factors--No Assurance of Market Acceptance" and "--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

MARKETS AND APPLICATIONS

    Cardiovascular disease is the leading cause of death in the United States and other developed countries. In the United States, it causes approximately one million deaths per year, which represents over 40% of all deaths. CAD is one of the most common forms of cardiovascular disease, affecting approximately
12 million people in the United States. If untreated, CAD can cause a myocardial infarction or "heart attack." Each year, approximately 1.0 million people experience heart attacks in the United States, and each year approximately 500,000 deaths result from CAD. Each year on a worldwide basis, approximately 600,000 CAD patients undergo conventional open-chest CABG surgery, over 800,000 CAD patients undergo PTCA or other non-surgical interventions, and approximately 200,000 VHD patients undergo open-chest valve repair or replacement procedures. MVRs represent approximately 40% and AVRs represent approximately 60% of valve surgery procedures. Per-patient charges of these heart surgery procedures in the United States average approximately $20,000 for PTCA, $45,000 for conventional CABG, and $55,000 for conventional valve surgery. The Company has demonstrated that its products provide less invasive surgical alternatives for CABG, MVR, AVR and other procedures.

    CORONARY ARTERY BYPASS GRAFTING--CABG

    Currently, the most efficacious treatment for CAD is conventional open-chest CABG surgery. In a conventional open-chest CABG, an incision of approximately 12 inches is made in the patient's chest, the patient's sternum is cut in half with a bone saw, and the rib cage is spread open with a steel retractor. Blood is re-routed past a narrowing in one or more coronary arteries by either grafting an artery from the chest wall to the coronary artery below the narrowing, or grafting a section of artery or vein from another part of the body both to the aorta (which serves as a source of oxygenated blood) and to a point below the narrowed segment on the affected coronary artery, or both. Using the internal mammary artery from the chest wall is the most efficacious procedure given its long term patency in such open-chest procedures. The IMA is dissected free from the chest wall and prepared for grafting to the coronary artery. Large tubes, or cannulae, are inserted directly through the walls of the heart and the aorta in order to place the patient on CPB, the aorta is compressed closed with an external cross-clamp, and a catheter is used to administer the cardioplegic solution that stops the heart. The IMA is then sutured in place on the affected coronary artery, which sits motionless atop the stopped heart. The patient's chest is closed and the sternum is held together with steel wire. Afterward, the patient has a long and painful recovery. In the United States, open-chest CABG patients spend an average of eight days in the hospital, and the Company estimates that up to two or more days are spent in the intensive care unit ("ICU"). For some period following surgery, a ventilator breathes for the patient because the trauma to the rib cage and sternum makes unassisted breathing extremely painful.

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

    In an OPCABG procedure using the Company's Precision-OP system, a sternotomy or mini-sternotomy is performed to create access to the heart, and the Company's OPTrac-TM- Retractor is used to spread the ribs apart and assist the surgical team in performing other activities. The StillSite-TM-Stabilizer is connected to the retractor and positioned over the diseased coronary artery to render it motionless while the heart remains beating. The surgeon then attaches the graft vessel beyond the blockage in the coronary artery using standard techniques. The surgeon can manipulate the heart to reach coronary arteries on the back and sides of the heart, and thus perform multi-vessel bypass grafting on all coronary vascular beds. After grafting is complete, the chest incision is closed in the same manner as in a conventional cardiac procedure.

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

    Similar to Port-Access CABG, each step in a Port-Access MVR procedure closely parallels the corresponding step in a conventional MVR procedure, but no sternotomy is required. The Company's EndoCPB system or the EndoDirect system is used to place the patient on CPB, stop and protect the heart, and empty the heart of blood. The Company's Port-Access MVR system is designed to permit the surgeon to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis, close the heart, allow the heart to spontaneously resume normal activity, and then discontinue CPB. The patient leaves the operating room with the heart valve repaired or replaced in the same manner as in a conventional, open-chest MVR procedure, but with the port incisions sutured closed rather than the chest held together with steel wire.

    An aortic valve replacement procedure is performed with the Company's InSite AVR-TM- system in much the same way as a Port-Access MVR surgery, except that the aortic valve is accessed through the aorta rather than through the left atrium. A variety of incisions can be used with the InSite AVR system to gain access to the heart, allowing significant flexibility in surgical technique. The InSite AVR system is used along with a conventional surgical cross-clamp to place the patient on CPB. The diseased aortic valve is replaced with a prosthesis using standard techniques, and the chest is closed once the procedure is complete.

STRATEGY

    The Company's objective is to become the global leader in research, development and commercialization of systems for less invasive and minimally invasive cardiac surgery. Key elements of the Company's strategy include:

    PROVIDE CARDIAC SURGEONS WITH A WIDE RANGE OF PRODUCTS FOR BOTH STOPPED HEART AND BEATING HEART SURGERY. In 1999, the Company expanded its product offering substantially, introducing several new cardiac surgery products and systems including systems for aortic valve replacement and beating heart coronary artery bypass grafting. Additional new products are under development, with market launches planned in 2000. The Company believes that its expanded product line will increase sales force efficiency and will result in a growing customer base.

    ESTABLISH PORT-ACCESS MINIMALLY INVASIVE CARDIAC SURGERY AS A STANDARD OF CARE FOR CAD AND VHD. The Company believes that it is the first to design, develop and receive FDA-clearance of products for the minimally invasive surgical treatment of CAD and VHD. The Company is currently marketing its products to leading cardiac surgery centers in the United States and Europe. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database.

    MARKET TO HIGH VOLUME CARDIAC SURGERY CENTERS. The cardiac surgery market in the United States and Europe is highly concentrated, with 300 centers responsible for over 50% of the more than 500,000 open-chest surgeries performed annually in the two geographies. The Company has targeted many of these centers with its direct sales force. As of March 20, 2000 the Company had 23 field sales specialists in the United States and 4 field sales specialists in Europe with extensive experience selling cardiac surgery and cardiology products. As of March 20, 2000 the Company also had 5 clinical education specialists in the United States and 1 clinical education specialist in Europe who work closely with the field sales specialists.

    PROTECT AND ENHANCE PROPRIETARY POSITION. The Company currently holds issued and allowed patents covering a number of fundamental aspects of the Company's EndoCPB system, EndoDirect system, procedure-specific Port-Access products and beating heart products. As of March 20, 2000, the Company owns 111 issued or allowed United States patent and 16 issued foreign patents. In addition, as of March 20, 2000, the Company has 72 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia and Canada. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement. See "Risk Factors--Uncertainty Regarding Patents and Protection of Proprietary Technology; Risks of Future Litigation."

    TARGET INTERNATIONAL MARKETS. The Company intends to continue to devote resources to penetrate international markets. The Company has received the necessary regulatory approvals in Europe and is pursuing approvals in Canada, Australia and Asia to market its EndoCPB, EndoDirect, Port-Access and Precision-OP systems. In addition, the Company has trained surgical teams from centers in several countries, including England, Scotland, Germany, France, Spain, Belgium, Italy, Canada, Australia, India, Japan and Israel. In
December 1997 the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz is the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. See "Strategic Relationships."

TECHNOLOGY

    STOPPED HEART SURGERY

    The Company's systems for stopped heart minimally invasive cardiac surgical procedures consist of a common platform, either the EndoCPB system or the EndoDirect system, and procedure-specific systems comprising proprietary reusable and disposable devices.

    ENDOVASCULAR AND DIRECT CANNULATION CARDIOPULMONARY BYPASS. The EndoCPB system and the EndoDirect system are a series of proprietary catheters used to place the patient on CPB and to stop and protect the heart during cardiac surgery without performing a sternotomy. There are five key components:

    - the EndoClamp-TM- aortic occlusion catheter, a saline-filled balloon catheter, occludes the ascending aorta, stops and cools the heart via delivery of cardioplegic solution, monitors aortic root pressures, and drains excess blood from the heart;

    - the QuickDraw-Registered Trademark- venous drainage cannula removes deoxygenated blood from the body;

    - the EndoReturn-Registered Trademark- arterial return cannula and the DirectFlow-TM- arterial return cannula return oxygenated blood to the body;

    - the EndoVent-Registered Trademark- pulmonary venting catheter drains excess blood from the heart via the pulmonary artery; and

    - the EndoPlege-TM- sinus catheter provides an alternative route for delivery of cardioplegic solution.

    Each component of the EndoCPB system is positioned within the vascular system via peripheral vascular access. Each component of the EndoDirect system also is positioned within the vascular system via peripheral vascular access except the arterial return cannula and the aortic occlusion catheter, which access the aorta directly through a port in the chest.

    PORT-ACCESS CORONARY ARTERY BYPASS GRAFTING. The Port-Access CABG system currently consists of 25-30 reusable and disposable devices designed for performing the entire CABG procedure in a minimally invasive manner. The system includes devices for accessing the heart and its associated vessels, visualizing the interior of the thoracic cavity, accessing and preparing the arterial and venous grafts, attaching the grafts to the diseased coronary artery and various other supporting activities. The devices are designed to permit the surgeon to operate through ports with the same surgical precision and accuracy as is possible using conventional cardiac surgical instruments through a sternotomy.

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

    AORTIC VALVE REPLACEMENT. The InSite AVR system includes the following four proprietary catheters, which are used to place the patient on CPB and to stop and protect the heart during cardiac surgery:

    - the QuickDraw venous drainage cannula;

    - the StraightShot-TM- arterial return cannula with Incising Introducer for single-step aortotomy;

    - the EndoVent pulmonary venting catheter; and

    - the EndoPlege sinus catheter.

    Disposable and reusable products included in the Port-Access MVR system are also used for performing AVR surgery along with the Company's InSite AVR system.

    BEATING HEART SURGERY

    The Precision-OP system for performing coronary artery bypass grafting on a beating heart is used to stabilize the diseased coronary artery so that grafting can be performed with accuracy and precision. It comprises the following components:

    - the OPTrac Retractor separates the ribs and maximizes access to the chest cavity through a sternotomy or mini-sternotomy;

    - the StillSite Stabilizer attaches to the OPTrac Retractor and applies light pressure to the blocked coronary artery to minimize motion at the grafting site; and

    - the SutureStays secure pericardial sutures to optimally position the heart for the procedure and to provide an unobstructed surgical field.

    The OPTrac Retractor is a fully reusable device that can be used for conventional open-chest cardiac surgeries as well as beating heart procedures.

    In January 2000, the Company introduced the StillSite II, designed for improved access to coronary arteries on the back and sides of the heart that are more difficult to reach than those on the front of the heart. The Company expects to begin shipping this system early in the second quarter of 2000.

REGULATORY STATUS

    UNITED STATES

    In October 1996, the Company received 510(k) clearance from the FDA to market its EndoCPB system and several proprietary Class II disposable surgical devices for its Port-Access surgery systems. In addition, the Company received premarket notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiovascular surgery. These clearances and exemptions allowed the Company to commercially launch its EndoCPB, Port-Access CABG and Port-Access MVR systems in early 1997. Since that time the Company has received additional clearances and exemptions from the FDA for other devices and enhancements to its systems. In July 1998, the Company received 510(k) clearance to market its EndoDirect system. The Company's Precision-OP system is a Class I device that is exempt from FDA premarket notification requirements.

    The Company continues to submit 510(k) notifications for enhancements to its EndoCPB and EndoDirect systems and for additional specialty disposable devices to enhance performance of Port-Access CABG and MVR procedures. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

    INTERNATIONAL

    In January 1997, the Company received CE Mark clearance for its EndoCPB system, which allows the sale of its Port-Access CABG and MVR systems in all countries of the European Union. The Company has also submitted amendments to its Product Dossiers for enhancements to its EndoCPB system to further enhance performance of Port-Access CABG and MVR procedures. In March 1999, the Company received CE Mark clearance for its EndoDirect System. In March 2000, the Company received CE Mark clearance for its Precision-OP system. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulations," and "Government Regulation."

STRATEGIC RELATIONSHIPS

    The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing and marketing of certain of its products. In
December 1997, the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz is the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. Pursuant to the agreement, Getz is responsible for obtaining regulatory approvals and government reimbursement in Japan for the Company's products. Getz is also responsible for marketing and sales, which will be overseen by a committee of Heartport and Getz representatives.

    Although the Company intends to pursue additional strategic relationships in the future, there can be no assurance that the Company will be successful in establishing or maintaining any such relationships or that any such relationship will be successful. See "Risk Factors--Reliance on Strategic Relationships."

RESEARCH AND DEVELOPMENT

    The Company believes that its future success will depend in large part on its ability to develop and introduce clinically advanced Port-Access and Precision-OP products that are effective, easy to use, safe and reliable. The Company's research and development department focuses on the continued development and refinement of its existing products as well as on the development of new products for treating cardiac diseases. Research and development expenses were $7.0 million, $11.0 million and $18.0 million in 1999, 1998 and 1997, respectively. The Company intends to introduce new products in 2000 that are currently under development. There can be no assurance that the Company will be successful in developing such products or that such products will be granted required regulatory clearances or approvals, or achieve any significant level of market acceptance. See "Risk Factors--No Assurance of Market Acceptance" and "--Significant Competition; Rapid Technological Change."

MANUFACTURING

    The Company manufactures the majority of its products at its Redwood City, California, facility. The Company believes that its facility has sufficient capacity to meet the Company's anticipated manufacturing needs through at least the end of 2000. See "Item 2 Properties."

    To date, the Company's manufacturing activities have primarily consisted of manufacturing low volume quantities for early commercial sales. The Company has no experience in manufacturing its products in the higher volumes that would be necessary to achieve profitability. Medical device manufacturers often encounter difficulties in scaling up manufacturing, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. Difficulties in increasing manufacturing volumes could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors--Limited Manufacturing Experience; Dependence on Key Suppliers."

    The Company has received ISO 9001 certification, and in 1998 the Company passed a FDA inspection of its compliance with Quality System Regulation ("QSR") requirements, which include testing, control and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or that FDA QSR requirements will continue to be met. See "Risk Factors--No Assurance of Regulatory Clearance or Approval; Significant Domestic and International Regulation."

    Currently, the Company contracts with independent suppliers for the manufacture of certain products and product components. Any significant supply interruption could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has considered and will continue to consider the internal manufacture of products and product components provided by third parties. There can be no assurance that manufacturing yields or costs would not be adversely affected by the transition to in-house production, if undertaken, and that such transition would not materially and adversely affect the Company's business, financial condition, and results of operations. See "Risk Factors--Limited Manufacturing Experience; Dependence on Key Suppliers."

SALES, MARKETING, TRAINING AND DISTRIBUTION

    In the United States and Europe the Company's products are marketed both to cardiac surgeons and to cardiac surgery centers. In the United States, there are approximately 900 cardiac surgery centers and approximately 2,500 cardiac surgeons. Outside the United States, there are approximately 2,500 cardiac surgeons. The Company currently markets products in the United States and Europe with a moderately sized direct sales organization. In Japan, the Company intends to market and sell its products through its exclusive distribution, training and supply agreement with Getz. In other geographic regions the Company will evaluate direct and indirect sales channels as appropriate.

    The Company has established a field-based training program designed to educate surgical teams in the use of Heartport's systems at their own hospitals. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to prove the efficacy and benefits of its systems and products. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database. In its January 2000 Clinical Report, the registry reported that data for 3,210 patients were submitted to the registry from 113 centers between June 1997 and August 1999. Clinical outcomes data, for events occurring postoperatively, were collected for all patients. The January 2000 Clinical Report concluded that the data demonstrate broad applicability of the Port-Access platform to patients undergoing a variety of cardiac surgery procedures.

    The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with clinicians periodically to share ideas regarding the marketplace, existing products, products under development, and existing or proposed research projects.

COMPETITION

    The Company expects that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of
Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. In addition, new companies have been and are likely to continue to be formed to pursue opportunities in this field.

    Cardiovascular diseases that can be treated with the Company's products can also be treated by pharmaceuticals or other medical devices and procedures, including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than procedures using the Company's products and could render the Company's technology obsolete. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments, such as conventional open-chest heart surgery and PTCA, or that the Company's products will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations.

    The Company's current products and any future products developed by the Company that gain regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for minimally invasive and less invasive cardiac surgery products will be safety, efficacy, ease of use, quality and reliability, cost-effectiveness, training support, innovation, breadth of product line, and price. The Company also believes that physician relationships and customer support are important competitive factors. The Company has experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors--Significant Competition; Rapid Technological Change."

GOVERNMENT REGULATION

    UNITED STATES

    The Company's products are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1938, as amended, and the regulations promulgated thereunder (the "FDC Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

    In the United States, medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, adherence to QSRs, and premarket notification for non-exempt devices). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. A premarket approval ("PMA") application usually must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class III device (or a pre-1976 Class III device for which the FDA has called for such applications).

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

    If human clinical trials of a device are required in support of either a 510(k) notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. A "significant risk" device is defined to include a device that is an implant, is life-supporting or life-sustaining, or is of substantial importance in diagnosing or treating disease or preventing impairment of human health, and that presents a potential for serious risk to the health, safety, or welfare of the patient. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to charge for those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

    If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter" containing a number of conditions which must be met in order to secure final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an approval of the PMA application, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case the PMA could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

    Use of a medical device for applications not covered in a 510(k) notification or a PMA, or modifications to a device that has been cleared to market through a 510(k) notification or an approved PMA, its labeling, or its manufacturing process, may require submission of a new 510(k) notification, a new PMA application or a PMA application supplement. New 510(k) notifications, PMA applications or PMA supplements often require the submission of the same type of information required for the original submission except that it is generally limited to that information needed to support the proposed change from the product covered by the original submission.

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

    INTERNATIONAL

    In order for the Company to market its systems and products in Europe, Japan and certain other foreign jurisdictions, the Company must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    The European Community requires that a medical product receive the right to affix the CE Mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, as a condition to selling such product in member countries of the European Union. In January 1997, the Company received the CE Mark for its EndoCPB system, Port-Access CABG system and Port-Access MVR system. The Company received the CE Mark in March 1999 and March 2000 for its EndoDirect system and Precision-OP system, respectively. Although the European directives are intended to insure free movement within the European Union of medical devices that bear the CE Mark, some European countries have imposed additional requirements for approvals or premarket notifications. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-Marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE Mark. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE Mark does not affect these systems.

    The Company's products have not received regulatory approval in Japan, nor have they been approved for government reimbursement in Japan.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of March 20, 2000, the Company owns 111 issued or allowed United States patents and 16 issued foreign patents. In addition, as of March 20, 2000 the Company has 72 pending United States patent applications, and has filed 39 patent applications that are currently pending in Europe, Japan, Australia and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

    The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

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

THIRD-PARTY REIMBURSEMENT

    The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products typically are purchased by clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

    In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

    The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Risk Factors--Limitations on Third-Party Reimbursement."

EMPLOYEES

    As of December 31, 1999, the Company had approximately 140 employees. The Company maintains compensation, benefit, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in significant part, on its ability to attract and retain such personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

RISK FACTORS

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

    RESTRUCTURING OF OPERATIONS

    In June 1999, the Company began implementing a restructuring plan to reduce expenses and improve operating efficiency. As a result of the restructuring, the Company has reduced its United States workforce by approximately 55 employees and has subleased excess facilities. Implementation of the restructuring involves several risks, including the risk that there will be further attrition of key personnel beyond that which occurred in the reduction in force. Although the Company believes that the actions taken in connection with the restructuring have helped align the Company's expense structure with its business prospects, there can be no assurance that such actions will enable the Company to achieve its objective of further reducing its net losses.

    WALL STREET JOURNAL ARTICLE

    On May 5, 1999, THE WALL STREET JOURNAL published a highly unfavorable article about the Company. Among other things, the article implied that the Company's Port-Access products were not safe and that the FDA was considering regulatory action. The article did not reflect the excellent clinical outcomes surgeons have achieved with Port-Access minimally invasive cardiac surgery. With regard to the FDA, the Company has a long-standing working relationship with the agency, and in late 1998, as part of a routine inspection, the FDA conducted a comprehensive review of the Company's facility and quality systems, including complaint and adverse events. The inspection was satisfactorily concluded with no formal observations.

    THE WALL STREET JOURNAL article had an immediate and material adverse impact on the Company's customers and, consequently, the Company's business. A significant number of the Company's customers have reduced the number of Port-Access procedures they are performing, stopped the Port-Access program at their hospitals or indicated that they are not comfortable continuing to perform Port-Access surgery until they have a better understanding of the issues raised in the article. There can be no assurance that the Company will be able to convince these customers to begin using its products again or to increase the number of Port-Access procedures they are performing. The Company also anticipates that the article will make it difficult to convince potential new customers to become interested in Port-Access surgery. The Company believes that the article may continue to have a material adverse impact on its net sales and results of operations in future periods.

    EARLY STAGE OF UTILIZATION; NO ASSURANCE OF SAFETY AND EFFICACY

    The Company's EndoCPB, EndoDirect and Precision-OP systems and other products are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. Port-Access and OPCABG surgery have many of the risks of conventional open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. Although there can be no assurance in this regard, the Company believes, based on the clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. The Company has little clinical experience with its recently introduced products, including the Precision-OP system. Accordingly, there can be no assurance as to their clinical safety and efficacy. If, with further experience, any of the Company's products do not prove to be safe and effective or if the Company is otherwise unable to commercialize them successfully, the Company's business, financial condition, and results of operations will be materially adversely affected and the Company's business could cease.

    NO ASSURANCE OF MARKET ACCEPTANCE

    There can be no assurance that the Company's products will gain any significant degree of market acceptance among physicians, patients and health care payors. The Company believes that physicians' acceptance and health care payors' reimbursement of minimally invasive and less invasive cardiac surgery procedures will be essential for market acceptance of its products, and there can be no assurance that any such recommendations or approvals will be obtained. Physicians will not recommend minimally invasive or less invasive cardiac surgical procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that such procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as PTCA and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend minimally invasive or less invasive surgical procedures until such time, if any, as such procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend minimally invasive or less invasive surgical procedures until such time, if any, as the efficacy of such procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of minimally invasive and less invasive cardiac surgical procedures is established, cardiologists, cardiac surgeons and other physicians may elect not to recommend the procedures for any number of other reasons. The Company believes that its Port-Access procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. Although the Company is focusing its training and sales efforts on addressing these issues, there can be no assurance that it will be successful in increasing Port-Access procedure volume, or that any of its products will obtain any significant degree of market acceptance. Failure of the Company to increase Port-Access procedure volume by trained teams or failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

    FLUCTUATIONS IN OPERATING RESULTS

    Results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including the following: demand for the Company's products; the number of cardiac surgery teams trained in the use of the Company's systems and the number of procedures performed by those teams; the number of hospitals that begin using the Company's products; the ability of the Company to manufacture, test and deliver its products in commercial volumes; health care reform and reimbursement policies; delays associated with the FDA and other regulatory approval processes; changes in pricing policies by the Company or its competitors; the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new products and enhanced versions of the Company's existing products on a timely basis; customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors; product quality problems; personnel changes; restructuring activities; and the level of international sales. In addition, the Company's operating results are affected by seasonality, principally during the third and fourth quarters due to summer vacation, reduced surgical activity during the summer months (particularly in Europe), fewer operating days during the holidays and fewer elective cardiovascular surgeries scheduled over the holidays.

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

    CUSTOMER CONCENTRATION

    Approximately 55% of the Company's net sales in 1999 were derived from sales to twenty customers. The Company believes that this customer concentration will continue during 2000. There can be no assurance that the Company's principal customers will continue to purchase products from the Company at current levels, if at all. The loss of, or a significant adverse change in, the relationship between the Company and any major customer would have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH NEW SURGICAL PROCEDURES; EXTENSIVE TRAINING
     REQUIREMENTS

    Use of the Company's Port-Access products to date has shown that, as with any novel surgical procedure, there is a substantial learning process involved for surgeons and other members of the cardiac surgery team. Typically, a significant amount of time and effort spent in training as well as completion of a number of Port-Access procedures is required before a cardiac surgery team becomes proficient with the Company's Port-Access products. In addition, certain patients requiring heart surgery cannot be treated with the present Port-Access products, depending upon their anatomy, what kind of condition they have and how severe it is. These patients include people with a poorly functioning aortic valve or certain types of chest scarring. Broad use of the Company's Port-Access products will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. As part of the restructuring plan implemented in 1998, the Company has closed its training facility in Utah and has implemented a field-based training program. In addition, the Company has limited training experience with its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped heart and beating heart minimally invasive cardiac surgery. There can be no assurance that the Company will be able to train physicians in numbers sufficient to generate adequate demand for the Company's products. Delays in training or delays in trained surgical teams' ability to become proficient with any of the Company's products would have a material adverse effect on the demand for the Company's products and systems and, therefore, a material adverse effect on its business, financial condition, and results of operations.

    LIMITED MANUFACTURING EXPERIENCE; DEPENDENCE ON KEY SUPPLIERS

    To date, the Company's manufacturing activities have consisted primarily of manufacturing low volume quantities for early commercial sales. The manufacture of the Company's products is complex, involving a number of separate processes and components. The Company has limited experience in manufacturing its Port-Access products in higher volume commercial quantities, and the Company has very little experience in manufacturing its recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped heart and beating heart minimally invasive cardiac surgery. Certain products and product components are manufactured by third parties. There can be no assurance that the Company and its suppliers will be able to successfully scale-up production to meet commercial demand for the Company's products in a timely manner. In addition, the Company believes that cost reductions in its manufacturing operations will be required for it to commercialize its systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, the Company has experienced variable yields in manufacturing certain of its products, and there can be no assurance that such variability will not continue or will not adversely impact the Company's ability to meet demand for its products. The Company has considered and will continue to consider as appropriate the internal manufacture of products and product components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and that such a transition would not materially and adversely affect the Company's business, financial condition, and results of operations.

    The Company has received ISO 9001 certification and in 1998 the Company passed a FDA inspection of its compliance with Quality System Regulations, which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or FDA QSR requirements.

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

    SIGNIFICANT COMPETITION; RAPID TECHNOLOGICAL CHANGE

    The Company expects that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. The Company believes that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company, may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in this field.

    Cardiovascular diseases that can be treated with the Company's products can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than procedures using Company's products and could render the Company's technology obsolete. There can be no assurance that physicians will use the Company's products to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, or that the Company's products will be competitive with current or future technologies. Such competition could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    SUBSTANTIAL FUTURE LOSSES AND FUTURE CAPITAL REQUIREMENTS

    The Company has never had a profit from operations. For the period from inception to December 31, 1999, the Company has incurred cumulative net losses of approximately $164.0 million. For at least the next twelve months, the Company expects to continue to incur losses. There can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant commercial revenues or profitability would have a material adverse effect on the Company's business, financial condition, and results of operations.

    The Company believes that it may require additional debt and/or equity financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following: the extent to which the Company's products gain market acceptance; the timing and costs of future product introductions; the extent of the Company's ongoing research and development programs; the costs of training physicians to become proficient in the use of the Company's products; the costs of expanding manufacturing capacity; the costs of developing marketing and distribution capabilities; the progress and scope of clinical trials required for any future products; the timing and costs of filing future regulatory submissions; the timing and costs required to receive both domestic and international governmental approvals for any future products; and the costs of protecting and defending its intellectual property. Issuance of additional equity or convertible debt securities could result in substantial dilution to stockholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition, and results of operations.

    UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY;
     RISKS OF FUTURE LITIGATION

    The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of March 20, 2000, the Company owns 111 issued or allowed United States patents and 16 issued foreign patents. In addition, as of March 20, 2000, the Company has 72 pending United States patent applications and has filed 39 patent applications that are currently pending in Europe, Japan, Australia and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

    The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

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

    The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope and validity of the proprietary rights of others. There can be no assurance that such litigation, if commenced by the Company, would be successful.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's future business and operating results depend in significant part upon the continued contributions of its key sales, technical and senior management personnel, many of whom would be difficult to replace. The Company's business and future operating results also significantly depend upon its ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for its operations. Competition for such personnel is intense, particularly in the geographic region of California where the Company's principal office is located, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition, and results of operations.

    NO ASSURANCE OF REGULATORY CLEARANCE OR APPROVAL; SIGNIFICANT DOMESTIC AND
     INTERNATIONAL REGULATION

    The Company's devices are subject to regulatory clearances or approvals by the FDA. The Company believes that most of its devices and systems under development will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive PMA submission. Although the Company has received clearance or exemption from the FDA to market the EndoCPB, EndoDirect and Precision-OP systems and several proprietary Class II disposable surgical devices for its Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional products under development by the Company will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) or other submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from marketing and selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies, or require a more extensive PMA submission, causing the Company to incur substantial costs and delays. The Company's business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of the Company's systems. Failure to obtain such clearances or approvals, or to obtain such clearances or approvals on a timely basis, would have a material adverse effect on the Company's business, financial condition, and results of operations, and could result in postponement of the commercialization of the Company's products or even cessation of the Company's business in the United States.

    Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although the Company's EndoCPB, EndoDirect, Port-Access CABG, Port-Access MVR and Precision-OP systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. The Company's products under development will require additional approvals or assessments, and there can be no assurance that these approvals or assessments will be received on a timely basis, if at all. Most other countries either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact the Company's ability to market its systems. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its systems internationally.

    In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current QSR requirements, which include testing, control and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent the Company from obtaining future regulatory approvals or clearances. Such revisions could have a material adverse effect on the Company's business, financial condition, and results of operations.

    LIMITATIONS ON THIRD-PARTY REIMBURSEMENT

    The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products are typically purchased by clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

    In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

    PRICE VOLATILITY OF COMMON STOCK

    The Company's stock price has been, and is likely to continue to be, highly volatile. The market price of the Company's Common Stock has fluctuated substantially in recent periods, rising from $21.00 at the Company's initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $1.88 on July 29, 1999. On March 20, 2000 the price of the Company's Common Stock was $5.75. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating result; announcements of technological innovations, new products or new contracts by the Company or its competitors; developments with respect to patents or proprietary rights; conditions and trends in the medical device and other technology industries; adoption of new accounting standards affecting the medical device industry; changes in financial estimates by securities analysts; general market conditions; and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources.

    RELIANCE ON STRATEGIC RELATIONSHIPS

    The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of its products. The Company's future success may depend, in part, on its relationships with third parties and their success in marketing the Company's products or willingness to purchase such products. The Company anticipates that these third parties may have the unilateral right to terminate any such relationship without significant penalty. There can be no assurance that the Company will be successful in establishing or maintaining any such strategic relationships in the future or that any such relationships will be successful.

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

    EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OF RIGHTS PLAN,
     CERTIFICATE OF INCORPORATION, BYLAWS, AND DELAWARE LAW

    The Company's Board of Directors has the authority to issue up to 20,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Other than the Series A Preferred Stock issuable under the stockholder rights plan, the Company has no current plans to issue shares of Preferred Stock. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring or discouraging changes in control of the Company. Further, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's Certificate of Incorporation and Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

ITEM 2.  PROPERTIES.

    The Company's administrative, sales, manufacturing, and research and development facility occupies approximately 133,000 square feet in Redwood City, California pursuant to a lease that expires in 2010. The Company has subleased approximately 71,000 square feet of this space to other entities. The Company terminated the lease of its former training facility in Salt Lake City, Utah effective April 30, 1999.

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

    In addition, in the ordinary course of its business the Company experiences various other types of claims which sometimes result in litigation or other legal proceedings. The Company does not anticipate that any of these proceedings will have a material adverse affect on its business, financial condition or results of operations.

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

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1998:
  First Quarter.............................................   $23.75     $11.00
  Second Quarter............................................    13.50       5.25
  Third Quarter.............................................     6.50       3.00
  Fourth Quarter............................................     7.38       2.94

YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................   $ 8.44     $ 4.44
  Second Quarter............................................     6.00       2.38
  Third Quarter.............................................     4.56       1.88
  Fourth Quarter............................................     6.06       3.00

    On March 20, 2000, the last sale price of the Company's Common Stock as reported by The Nasdaq Stock Market was $5.75 per share. There were 316 holders of record of the Company's Common Stock as of March 20, 2000. See "Risk Factors--Price Volatility of Common Stock."

    The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's credit facility restricts the ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data should be read in conjunction with the Company's financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The statement of operations data for each of the three years in the period ended December 31, 1999, and the balance sheet data at December 31, 1999 and 1998 are derived from the audited financial statements included elsewhere herein. The statement of operations data for each of the years ended December 31, 1996 and 1995, and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited financial statements not included herein.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $ 18,090   $ 18,611   $ 23,421   $    624   $    --
Cost of sales...............................    10,634     16,846     15,395        561        --
                                              --------   --------   --------   --------   -------
Gross profit................................     7,456      1,765      8,026         63        --
Operating expenses:
  Research and development..................     7,039     10,985     18,005     21,059     8,477
  Selling, general and administrative.......    18,520     33,151     43,005     11,223     1,229
  Patent acquisition........................        --         --         --      5,216        --
  Restructuring charges.....................     2,363     12,158         --         --        --
                                              --------   --------   --------   --------   -------
Loss from operations........................   (20,466)   (54,529)   (52,984)   (37,435)   (9,706)
Interest and other, net.....................      (933)    (1,692)     1,653      3,381       353
                                              --------   --------   --------   --------   -------
Loss before extraordinary item..............   (21,399)   (56,221)   (51,331)   (34,054)   (9,353)
Extraordinary item--gain on repurchase of
  debt......................................        --     15,563         --         --        --
                                              --------   --------   --------   --------   -------
Net loss....................................  $(21,399)  $(40,658)  $(51,331)  $(34,054)  $(9,353)
                                              ========   ========   ========   ========   =======
Basic and diluted net loss per share........  $  (0.88)  $  (1.73)  $  (2.29)  $  (2.11)  $ (2.52)
                                              ========   ========   ========   ========   =======
Extraordinary income per share..............             $   0.66
                                                         ========

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                            1999        1998        1997        1996       1995
                                          ---------   ---------   ---------   --------   --------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Current assets..........................  $  48,683   $  74,761   $ 124,848   $ 94,226   $ 12,692
Working capital.........................     24,906      46,170     113,923     87,561     11,234
Total assets............................     60,813      87,537     142,810    101,852     14,266
Long-term obligations, less current
  portion...............................     55,433      56,098      89,868      4,717      4,034
Accumulated deficit.....................   (163,987)   (142,588)   (101,930)   (50,599)   (16,545)
Total stockholders' equity (net capital
  deficiency)...........................    (18,397)      2,848      42,017     90,470      8,775

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Since its inception in May 1991, Heartport, Inc. (the "Company") has been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, the Company commercially introduced its EndoCPB system and other Port-Access systems for minimally invasive cardiac surgery performed on a stopped heart. During the third quarter of 1998 the Company began selling its EndoDirect system, a direct aortic cannulation system for stopped heart minimally invasive cardiac surgery. In 1999, the Company commercially introduced several new cardiac surgery products, including its Precision-OP system for cardiac surgery performed on a beating heart. The Company is now engaged in extensive marketing and selling activities as well as continued research and development. Sales of the EndoCPB and EndoDirect systems comprise the majority of its net sales.

    The Company has never had a profit from operations. For the period from inception to December 31, 1999, the Company has incurred cumulative net losses of approximately $164 million. For at least the next 12 months, the Company expects to continue to incur losses.

    In early 1998, the Company determined that procedure volume by trained cardiac surgery teams had been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. In May 1998, the Company began implementing a plan to significantly reduce expenses and restructure its business operations to improve operating efficiency. As a result of this restructuring plan, the Company scaled back manufacturing capacity, reduced research and development expenses, and reduced selling, general and administrative expenses in several areas, including marketing and physician training. The Company closed its training facility in Utah and augmented its sales organization by moving more clinical training specialists into the field to work directly with surgical teams at their hospitals. The restructuring plan resulted in a charge of $12.2 million for the year ended December 31, 1998, and included reducing headcount by approximately 140 employees, vacating leased facilities, and disposing of assets.

    In June 1999, the Company adopted a second restructuring plan to further reduce expenses and improve operating efficiency. Under the 1999 restructuring plan, the Company reduced its United States workforce by approximately 55 employees and subleased excess facilities. During the year, the Company also completed the majority of the restructuring activities that it began in 1998. The two restructuring plans resulted in a combined charge of $2.4 million for the year ended December 31, 1999.

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

RESULTS OF OPERATIONS

    NET SALES. Net sales were $18.1 million, $18.6 million and $23.4 million in 1999, 1998 and 1997, respectively. Net sales consist primarily of sales of the Company's EndoCPB and EndoDirect systems. Revenue from product sales is recognized upon transfer of title, which is generally upon product shipment. International net sales represented approximately 19% and 13% of net sales in 1999 and 1998, respectively. In 1999, approximately 10% of the Company's total net sales was to New York University Medical Center. The decrease in 1999 net sales was partly attributable to an unfavorable article about the Company in THE

WALL STREET JOURNAL in May 1999. The decrease in net sales in 1998 compared with 1997 was due to the Company's efforts to reduce customer inventories of its Port-Access minimally invasive cardiac surgery systems in 1998.

    COST OF SALES. Cost of sales was $10.6 million, $16.8 million and $15.4 million in 1999, 1998 and 1997, respectively. Cost of sales consists primarily of material, labor and overhead costs associated with manufacturing the Company's EndoCPB and EndoDirect systems and related disposable and reusable devices.

    Gross margin was 41%, 9% and 34% in 1999, 1998 and 1997, respectively. The 1999 gross margin increase resulted from a decrease in manufacturing overhead and an increase in production efficiency following the June 1999 restructuring. The gross margin in 1998 was adversely impacted by excess manufacturing capacity from decreased net sales, the effect of inventory and asset write-downs as a result of product design changes and revised production forecasts, and increased reserves related to product expiration risks. The Company's gross margin may be adversely affected by excess manufacturing capacity as a result of the unpredictable nature of product shipments and production schedules in this early stage of adoption.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $7.0 million, $11.0 million and $18.0 million in 1999, 1998 and 1997, respectively. The decrease in expenses between 1999 and 1998 was primarily due to a reduction in headcount, and the decrease between 1998 and 1997 was primarily due to a reduction in headcount and the cancellation of several projects. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

    Research and development expenses consist primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $18.5 million, $33.2 million and $43.0 million in 1999, 1998 and 1997, respectively. The decrease in 1999 from 1998 resulting primarily from the implementation of the restructuring plans that were initiated in June 1999 and May 1998. The decrease in 1998 from 1997 was primarily due to the restructuring plan that was implemented starting in May 1998.

    Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs and professional fees.

    RESTRUCTURING CHARGES. The restructuring plan adopted in June 1999 resulted in a charge of $2.5 million for the year ended December 31, 1999. The restructuring charge included approximately $1.9 million in severance and employee-related costs and approximately $0.6 million related to excess facilities and the disposal of assets. Approximately 55 employees in the United States were terminated as a result of the plan. The Company also completed the majority of the restructuring activities begun in 1998, which resulted in a $0.1 million decrease in the restructuring charge in 1999.

    The restructuring plan implemented beginning in May 1998 resulted in a charge of $12.2 million for the year ended December 31, 1998. The restructuring charge included approximately $6.6 million for the write-off of capital assets and leasehold improvements, and approximately $3.0 million in facility expenses and other costs related primarily to the closure of the Company's Utah facility. The charge also included approximately $2.6 million in severance costs associated with approximately 140 terminated employees.

    INTEREST INCOME AND OTHER, NET. Interest income and other, net was $4.1 million, $4.9 million and $6.4 million in 1999, 1998 and 1997, respectively. The decrease in each year was primarily attributable to the Company's lower average investment balances.

    INTEREST EXPENSE. Interest expense was $5.1 million in 1999, $6.6 million in 1998 and $4.7 million in 1997. The decrease in 1999 was primarily due to the purchase of $33.4 million in principal amount of the Company's outstanding convertible subordinated notes in the fourth quarter of 1998. The increase in 1998 was due to the issuance of the convertible subordinated notes in April 1997.

    INCOME TAXES. Due to operating losses and the inability to recognize the benefits therefrom, there are no provisions for income taxes in 1999, 1998 or 1997.

    Realization of deferred tax assets is dependent upon future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 1999 and 1998 has been established to reflect these uncertainties.

    At December 31, 1999, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $146.0 million and $58.0 million, respectively, which will expire on various dates from 2000 through 2019 if not utilized. As of December 31, 1999, the Company also had research and development tax credit carryforwards of approximately $1.8 million and $1.7 million respectively, for federal and California tax purposes, which will expire in the years 2007 through 2014 if not used. Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, the Company had approximately $41.9 million in cash and investments and approximately $24.9 million in working capital. Approximately $20.6 million of the Company's cash and investments secures the Company's short-term borrowings and a letter of credit related to its facility, and is therefore not available for operations. The Company also has a $10.0 million credit facility with a commercial bank. No amount was outstanding under this facility at December 31, 1999. As of December 31, 1999, the Company had a net capital deficiency of $18.4 million.

    Net cash used in operating activities was approximately $25.7 million, $34.6 million and $51.8 million in 1999, 1998 and 1997, respectively and resulted primarily from net losses in each period. For the year ended
December 31, 1999, net cash used in operating activities was also attributable to an increase in accounts receivable resulting primarily from higher net sales in December 1999 compared to December 1998 and a reduction in liabilities due primarily to the Company's reduced expenses. In 1998, net losses, adjusted for depreciation and amortization, were partly offset by a non-cash extraordinary gain on the purchase of a portion of the Company's convertible subordinated notes of $15.6 million, non-cash restructuring expenses of approximately
$7.5 million, net accounts receivable collections of $4.0 million, and a reduction of inventories of $3.2 million.

    Net cash provided by investing activities was approximately $20.4 million and $9.3 million for the years ended December 31, 1999 and 1998, respectively, compared with net cash used in investing activities of approximately
$30.5 million for the year ended December 31, 1997. The net cash provided in 1999 and 1998 was primarily the result of net maturities and sales of short-term investments of $22.5 million and $17.6 million, respectively, offset partially by capital expenditures in each year. In 1997, net cash used in investing activities reflects the net purchases of short-term investments of $20.4 million and purchases of property and equipment of $10.2 million.

    Capital expenditures for equipment and leasehold improvements to support the Company's operations were $2.1 million, $8.3 million and $10.2 million in 1999, 1998 and 1997, respectively. The expenditures in 1999 were primarily related to leasehold improvements to the Company's facility to accommodate subleasing of excess space. In 1998, the expenditures were primarily related to leasehold improvements associated with the Company's corporate headquarters, which was occupied in the fourth quarter of 1998. The expenditures in 1997 were primarily related to training facility improvements, acquisition of equipment for research and development and the expansion of the Company's manufacturing capacity and facilities.

    Net cash provided by financing activities was approximately $114,000 in 1999, compared with net cash used of $18,000 in 1998 and net cash provided of $84.7 million in 1997. In 1999, the net cash provided resulted primarily from the issuance of $429,000 of common stock, offset by the repayment of $435,000 of long term borrowings. The net cash used in financing activities in 1998 included payments of $16.9 million to repurchase the Company's convertible subordinated notes, offset by $16.9 million in proceeds from borrowings under a reverse repurchase agreement. Net cash provided by financing activities in 1997 was primarily attributable to net proceeds of $82.8 million from the sale of convertible subordinated notes.

    The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through the year 2000.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company spent approximately $30,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties that impact the Company's products. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is exposed to financial market risks, including changes in interest rates. The fair value of the Company's convertible subordinated notes and available-for-sale investments can be adversely affected by changes in market interest rates. The convertible subordinated notes are due in 2004 and bear interest at a fixed rate of 7.25%. The market interest rate exposure of the Company's convertible subordinated notes is partially offset by the market interest rate exposure of the Company's available-for-sale investments. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. To achieve this objective, the Company primarily invests in U.S. government or high-grade corporate debt securities. The weighted-average maturity of the Company's available-for-sale investments was approximately
9 months at December 31, 1999. The Company has estimated the impact of potential interest rate risk exposures using a sensitivity analysis. For 1999 as well as 1998, a hypothetical 1% decrease in interest rates would result in an approximate $0.7 million net adverse change in the net present value of all interest rate sensitive financial instruments outstanding at December 31.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                HEARTPORT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Cash Flows.......................    F-5
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency)...............................................    F-6
Notes to Consolidated Financial Statements..................    F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Heartport, Inc.

    We have audited the accompanying consolidated balance sheets of Heartport, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartport, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with auditing standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Palo Alto, California
January 21, 2000

                                HEARTPORT, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   5,288   $  10,479
  Short-term investments....................................     36,611      59,591
  Accounts receivable, net of allowances of $507 in 1999
    ($709 in 1998)..........................................      3,881       1,933
  Inventories...............................................      1,644       1,452
  Other current assets......................................      1,259       1,306
                                                              ---------   ---------
Total current assets........................................     48,683      74,761
                                                              ---------   ---------
Property and equipment:
  Equipment.................................................      5,409       5,272
  Furniture and fixtures....................................      1,788       1,694
  Leasehold improvements....................................      9,171      10,204
                                                              ---------   ---------
                                                                 16,368      17,170
  Accumulated depreciation and amortization.................      6,105       6,551
                                                              ---------   ---------
  Property and equipment, net...............................     10,263      10,619
                                                              ---------   ---------
Other assets................................................      1,867       2,157
                                                              ---------   ---------
Total assets................................................  $  60,813   $  87,537
                                                              =========   =========
            LIABILITIES & STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable..........................................  $   1,757   $   4,093
  Accrued compensation and related benefits.................      2,960       4,099
  Accrued interest..........................................        639         639
  Short-term borrowings.....................................     16,900      16,900
  Current portion of long-term debt.........................        134         447
  Other current liabilities.................................      1,387       2,413
                                                              ---------   ---------
Total current liabilities...................................     23,777      28,591
                                                              ---------   ---------
Noncurrent liabilities:
  Long-term debt, less current portion......................     52,891      53,013
  Other long-term liabilities...............................        620         163
  Deferred royalty income...................................      1,922       2,922
                                                              ---------   ---------
Total noncurrent liabilities................................     55,433      56,098
                                                              ---------   ---------
Commitments and contingencies
Stockholders' equity (net capital deficiency):
  Preferred stock, $0.001 par value; 20,000 shares
    authorized, none issued and outstanding.................         --          --
  Common stock, $0.001 par value:
    Authorized shares--100,000
    Issued and outstanding shares--25,492 in 1999 (25,232 in
      1998)                                                          25          25
  Additional paid-in capital................................    146,460     145,929
  Notes receivable from stockholders........................       (781)       (901)
  Accumulated deficit.......................................   (163,987)   (142,588)
  Accumulated other comprehensive income (loss).............       (114)        383
                                                              ---------   ---------
Total stockholders' equity (net capital deficiency).........    (18,397)      2,848
                                                              ---------   ---------
Total liabilities and stockholders' equity..................  $  60,813   $  87,537
                                                              =========   =========

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $ 18,090   $ 18,611   $ 23,421
Cost of sales...............................................    10,634     16,846     15,395
                                                              --------   --------   --------
Gross profit................................................     7,456      1,765      8,026
Operating expenses:
  Research and development..................................     7,039     10,985     18,005
  Selling, general and administrative.......................    18,520     33,151     43,005
  Restructuring charges.....................................     2,363     12,158         --
                                                              --------   --------   --------
Loss from operations........................................   (20,466)   (54,529)   (52,984)
Interest income and other, net..............................     4,126      4,865      6,352
Interest expense............................................    (5,059)    (6,557)    (4,699)
                                                              --------   --------   --------
Loss before extraordinary item..............................   (21,399)   (56,221)   (51,331)
                                                              --------   --------   --------
Extraordinary item--gain on repurchase of debt..............        --     15,563         --
                                                              --------   --------   --------
Net loss....................................................  $(21,399)  $(40,658)  $(51,331)
                                                              ========   ========   ========
Basic and diluted loss per share before extraordinary
  item......................................................  $  (0.88)  $  (2.39)  $  (2.29)
Extraordinary income per share..............................        --       0.66         --
                                                              --------   --------   --------
Basic and diluted net loss per share........................  $  (0.88)  $  (1.73)  $  (2.29)
                                                              ========   ========   ========

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
Net loss....................................................  $(21,399)  $(40,658)  $(51,331)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     2,507      4,433      2,896
  Extraordinary gain from repurchase of debt................        --    (15,563)        --
  Common stock and warrants issued for services rendered and
    certain technology......................................        --         --        459
  Compensation related to stock options.....................       102        368        303
  Loss (gain) on sales and disposals of equipment...........       (24)       443        262
  Non-cash restructuring expenses...........................       225      7,540         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (1,948)     3,992     (5,375)
    Inventories.............................................      (192)     3,216     (2,771)
    Other assets............................................        56        336         --
    Accounts payable, accrued expenses, and other
      liabilities...........................................    (5,043)     1,318      3,758
                                                              --------   --------   --------
Net cash used in operating activities.......................   (25,716)   (34,575)   (51,799)
                                                              --------   --------   --------
INVESTING ACTIVITIES
Purchases of short-term investments.........................   (23,116)   (85,758)   (90,166)
Maturities of short-term investments........................    14,515     48,062     60,654
Sales of short-term investments.............................    31,084     55,268      9,139
Purchases of property and equipment.........................    (2,072)    (8,305)   (10,165)
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........    20,411      9,267    (30,538)
                                                              --------   --------   --------
FINANCING ACTIVITIES
Proceeds from issuances of common stock.....................       429        737      2,045
Proceeds from short-term borrowings.........................        --     16,900         --
Repurchase of long-term borrowings..........................        --    (16,867)        --
Proceeds from payments of stockholders' notes receivable....       120          1         71
Proceeds from long-term borrowings..........................        --         --     83,240
Repayment of long-term borrowings...........................      (435)      (789)      (659)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........       114        (18)    84,697
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,191)   (25,326)     2,360
Cash and cash equivalents at beginning of year..............    10,479     35,805     33,445
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  5,288   $ 10,479   $ 35,805
                                                              ========   ========   ========
Supplemental disclosures of cash information
  Cash paid for interest....................................  $  4,711   $  6,418   $  3,573

                            See accompanying notes.

                                HEARTPORT, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                                 (IN THOUSANDS)

                                                                                                               TOTAL
                                                                                                           STOCKHOLDERS'
                              COMMON STOCK       ADDITIONAL                                   OTHER           EQUITY
                           -------------------    PAID-IN       NOTES      ACCUMULATED    COMPREHENSIVE    (NET CAPITAL
                            SHARES     AMOUNT     CAPITAL     RECEIVABLE     DEFICIT      INCOME (LOSS)     DEFICIENCY)
                           --------   --------   ----------   ----------   ------------   --------------   -------------
Balance at December 31,
  1996...................   24,415     $  24      $142,018     $   (973)    $ (50,599)      $      --        $ 90,470
  Net loss and
    comprehensive loss...       --        --            --           --       (51,331)             --         (51,331)
  Payments of
    stockholders' notes
    receivable...........       --        --            --           71            --              --              71
  Exercises of common
    stock options........      413        --           940           --            --              --             940
  Issuances of common
    stock................       74         1         1,563           --            --              --           1,564
  Issuances of stock
    options to non-
    employees............       --        --           303           --            --              --             303
                           -------     -----      --------     --------     ---------       ---------        --------
Balance at December 31,
  1997...................   24,902        25       144,824         (902)     (101,930)             --          42,017
                                                                                                             --------
  Net loss                      --        --            --           --       (40,658)             --         (40,658)
  Change in unrealized
    gain (loss) on
    investments..........       --        --            --           --            --             383             383
                                                                                                             --------
    Comprehensive loss...       --        --            --           --            --              --         (40,275)
  Repurchases of common
    stock................      (54)       --           (20)          --            --              --             (20)
  Payments of
    stockholders' notes
    receivable...........       --        --            --            1            --              --               1
  Exercises of common
    stock options........      293        --           178           --            --              --             178
  Issuances of common
    stock................       91        --           579           --            --              --             579
  Compensation related to
    stock options........       --        --           368           --            --              --             368
                           -------     -----      --------     --------     ---------       ---------        --------
Balance at December 31,
  1998...................   25,232        25       145,929         (901)     (142,588)            383           2,848
  Net loss...............       --        --            --           --       (21,399)             --         (21,399)
  Change in unrealized
    gain (loss) on
    investments..........       --        --            --           --            --            (497)           (497)
                                                                                                             --------
    Comprehensive loss...       --        --            --           --            --              --         (21,896)
  Repurchase of common
    stock................      (10)       --            (3)          --            --              --              (3)
  Payments of
    stockholders' notes
    receivable...........       --        --            --          120            --              --             120
  Exercises of common
    stock options........      205        --           210           --            --              --             210
  Issuances of common
    stock................       65        --           222           --            --              --             222
  Compensation related to
    stock options........       --        --           102           --            --              --             102
                           -------     -----      --------     --------     ---------       ---------        --------
Balance at December 31,
  1999...................   25,492     $  25      $146,460     $   (781)    $(163,987)      $    (114)       $(18,397)
                           =======     =====      ========     ========     =========       =========        ========

                            See accompanying notes.

                                HEARTPORT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    Heartport, Inc. (the Company) operates in one business segment which is engaged principally in the research, development, manufacturing and sale of minimally invasive and less invasive cardiac surgery systems and related technology. The Company's customers are primarily cardiac surgery centers in the United States and Europe. The consolidated accounts include the accounts of Heartport, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with insignificant interest rate risk and with an original maturity of three months or less when purchased to be cash equivalents.

    REVENUE RECOGNITION

    The Company recognizes product revenue upon transfer of title, which is generally upon shipment. The Company's product revenue is primarily derived from sales of Port-Access disposable products necessary to perform Port-Access cardiac surgery. Deferred royalty income includes advances received but unrecognized under an agreement with St. Jude Medical, Inc. Fees from distribution right agreements are recognized as relevant contractual milestones are attained.

    During 1999 and 1998, sales to international customers were approximately 19% and 13% of net sales, respectively. All sales are denominated in U.S. dollars. No international country represented more than 10% of the Company's net sales in 1999 or 1998.

    ADVERTISING

    The Company expenses advertising costs as incurred. For the years ended December 31, 1999, 1998 and 1997 advertising expenses were $19,000, $394,000, and $504,000 respectively.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to credit risk consist principally of investments and accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and corporations and, other than its investments in U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment vehicle. In addition, the Company performs credit evaluations of its customers' financial condition and generally requires no collateral. At
December 31, 1999, one customer represented 22% of the total accounts receivable balance. No other individual customer represented more than 3% of the total accounts receivable balance.

                                HEARTPORT, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of investments and long-term debt is based on quoted market prices or pricing models using current market rates. The fair value of short term borrowings approximates cost due to the short term to maturity.

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

    INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31 were as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Materials and purchased parts...............................   $1,240     $1,112
Work in process.............................................       68        264
Finished goods..............................................      336         76
                                                               ------     ------
Total inventories...........................................   $1,644     $1,452
                                                               ======     ======

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from one to twelve years or over the term of the lease, if shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

    STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," the Company has adopted the pro forma disclosure of accounting for employee

                                HEARTPORT, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) options under the fair value method. For options or other stock based compensation issued to non-employees, the Company recognizes compensation expense under the fair value method.

    NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

2. COMMITMENTS

    The Company leases its facility under a noncancelable operating lease that expires in the year 2010. Rental expense was $1,825,000 (net of sublease income of $1,036,000), $2,068,000, and $1,937,000, for the years ended December 31,
1999, 1998 and 1997, respectively.

    The future minimum lease payments as of December 31, 1999 were as follows (in thousands):

                                                   MINIMUM                 NET
                                                    LEASE     SUBLEASE    LEASE
                                                   PAYMENTS    INCOME    PAYMENTS
                                                   --------   --------   --------
2000.............................................  $ 2,738     $2,174    $   564
2001.............................................    3,100      2,061      1,039
2002.............................................    3,193        746      2,447
2003.............................................    3,288          -      3,288
2004.............................................    3,387          -      3,387
Thereafter.......................................   22,559          -     22,559
                                                   -------     ------    -------
                                                   $38,265     $4,981    $33,284
                                                   =======     ======    =======

3. INVESTMENTS

    Investments, including cash equivalents and short-term investments, as of December 31 were as follows (in thousands):

                                                  1999                                   1998
                                 --------------------------------------   ----------------------------------
                                 AMORTIZED       GROSS        ESTIMATED   AMORTIZED     GROSS      ESTIMATED
                                   COST        UNREALIZED       FAIR        COST      UNREALIZED     FAIR
                                   BASIS     GAINS (LOSSES)     VALUE       BASIS       GAINS        VALUE
                                 ---------   --------------   ---------   ---------   ----------   ---------
Money market funds.............   $ 1,018        $  --         $ 1,018     $ 1,013       $ --       $ 1,013
U.S. government securities.....    22,441         (123)         22,318      38,946        302        39,248
Corporate notes................    10,021          (14)         10,007      15,579         74        15,653
Mortgage backed securities.....     4,263           23           4,286       8,146          7         8,153
                                  -------        -----         -------     -------       ----       -------
Total available-for-sale
  investments..................    37,743         (114)         37,629      63,684        383        64,067
Amounts classified as cash
  equivalents..................    (1,018)          --          (1,018)     (4,476)        --        (4,476)
                                  -------        -----         -------     -------       ----       -------
Short-term investments.........   $36,725        $(114)        $36,611     $59,208       $383       $59,591
                                  =======        =====         =======     =======       ====       =======

                                HEARTPORT, INC.

3. INVESTMENTS (CONTINUED)
    There were no material realized gains or losses on sales of available-for-sale investments in 1999, 1998 or 1997.

    The estimated fair value of investments in debt securities at December 31, 1999, by contractual maturity, were as follows (in thousands):

Due in 1 year or less.......................................  $25,388
Due in 1-2 years............................................    7,955
                                                              -------
                                                               33,343
Mortgage-backed securities..................................    4,286
                                                              -------
Total investments in debt securities........................  $37,629
                                                              =======

    Approximately $20.6 million of the Company's cash and investments secures the Company's short-term borrowings and a letter of credit related to its facility, and is therefore not available for operations.

4. DEBT

    Long-term debt at December 31 was as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Convertible subordinated notes, due in 2004 at 7.25%......  $52,850    $52,850
Equipment financing and other debt........................      175        610
                                                            -------    -------
Total long-term debt......................................   53,025     53,460
Current portion of long-term debt.........................     (134)      (447)
                                                            -------    -------
Long-term debt, less current portion......................  $52,891    $53,013
                                                            =======    =======

    In April 1997, the Company issued an aggregate principal amount of $86.3 million of convertible subordinated notes. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Original issuance costs were approximately $3.4 million and are being amortized to interest expense over the life of the notes. At December 31, 1999, unamortized issue costs included in other assets were approximately $1.2 million. At December 31, 1999, the fair value of the Company's long-term debt is approximately 50% of its carrying value.

    In the fourth quarter of 1998, the Company purchased $33.4 million in principal amount of its outstanding subordinated notes at a discount from face value. The transaction resulted in a gain of $15.6 million, consisting of a gain of $16.6 million due to the discount, offset by the write-off of $1.0 million in issue costs associated with the original issuance of the notes in April 1997. The Company financed this purchase through $16.9 million in short-term borrowings, which are secured by approximately $16.9 million of the Company's available-for-sale investments. At December 31, 1999, the interest rate on the short-term borrowings was 5.45%.

                                HEARTPORT, INC.

4. DEBT (CONTINUED)

    As of December 31, 1999, aggregate maturities of long-term debt were as follows (in thousands):

2000........................................................  $   134
2001........................................................       32
2002........................................................        9
2003........................................................       --
2004........................................................   52,850
                                                              -------
                                                              $53,025
                                                              =======

    As of December 31, 1999, the Company has an unused credit facility with a commercial bank of $10.0 million. The annual commitment fee is 0.25% for the unused portion of the line of credit.

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

    The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                1999       1998       1997
                                                              --------   --------   --------
Numerator for basic and diluted net loss per share:
  Net loss..................................................  $(21,399)  $(40,658)  $(51,331)
                                                              ========   ========   ========
Denominator:
  Weighted-average common shares............................    25,403     25,082     24,687
  Weighted-average nonvested shares subject to repurchase...    (1,142)    (1,585)    (2,266)
                                                              --------   --------   --------
Denominator for basic and diluted net loss per share........    24,261     23,497     22,421
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (0.88)  $  (1.73)  $  (2.29)
                                                              ========   ========   ========

6. STOCKHOLDERS' EQUITY

    NONVESTED SHARES

    At December 31, 1999, 963,000 shares of outstanding common stock owned by employees of and consultants to the Company were subject to repurchase, at the option of the Company, at the original purchase price in the event of the termination of their employment or consulting relationship.

                                HEARTPORT, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK OPTION PLANS

    Under the 1993 Stock Option Plan (the 1993 Plan), the Company may grant incentive and nonstatutory stock options to purchase up to 6,720,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 85% of the fair value of the stock at the date of grant for nonstatutory stock options and 100% of the fair value of the stock at the date of grant for incentive stock options as determined by the Board of Directors. Generally, options vest under such conditions as determined by the Board of Directors, typically over a two or four year period, and expire after ten years. During 1996, the Company adopted the 1996 Stock Option Plan (the 1996 Plan), under which the Company reserved 2,110,000 shares of common stock for issuance to employees, consultants and directors in addition to the 3,390,000 shares incorporated from the 1993 Plan. In 1999, the Company adopted the 1999 Supplemental Stock Option Plan, under which the Company may grant nonstatutory stock options to purchase up to 1,500,000 shares of common stock to directors, consultants and employees who are not officers. The Company had 664,000 shares available for grant under the plans as of December 31, 1999.

    In the second quarter of 1998, the Company's Board of Directors approved the cancellation and reissuance of outstanding options. Generally, under the program, employees with outstanding options at exercise prices in excess of $5.25 per share were given the choice of retaining these options or of obtaining in substitution new options for the same number of shares. The new options are exercisable at a price of $5.25 per share, the fair market value of the stock on the reissue date. The new options have a four year vesting schedule, subject to a one-year blackout period on exercise which expired on June 23, 1999. If an employee voluntarily terminated his or her employment prior to the end of the blackout period, the replacement options were forfeited. The number of options shown as granted and canceled in the table below includes the reissuance of options.

                                HEARTPORT, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option transactions is as follows:

                                                           OUTSTANDING OPTIONS
                                                     -------------------------------
                                                         NUMBER          WEIGHTED
                                                       OF SHARES         AVERAGE
                                                     (IN THOUSANDS)   EXERCISE PRICE
                                                     --------------   --------------
December 31, 1996..................................       4,377           $12.02
  Options granted..................................       1,933           $20.64
  Options exercised................................        (413)          $ 2.26
  Options canceled.................................        (629)          $10.84
                                                         ------
December 31, 1997..................................       5,268           $16.08
  Options granted..................................       4,646           $ 5.99
  Options exercised................................        (293)          $ 0.61
  Options canceled.................................      (3,823)          $19.40
                                                         ------
December 31, 1998..................................       5,798           $ 6.56
  Options granted..................................       3,086           $ 2.44
  Options exercised................................        (205)          $ 1.03
  Options canceled.................................      (2,298)          $ 7.01
                                                         ------
December 31, 1999..................................       6,381           $ 4.58
                                                         ======

                                                         NUMBER          WEIGHTED
                                                       OF SHARES         AVERAGE
                                                     (IN THOUSANDS)   EXERCISE PRICE
                                                     --------------   --------------
Options exercisable at:
  December 31, 1997................................      1,530             $9.88
  December 31, 1998................................      1,286             $7.87
  December 31, 1999................................      2,215             $5.11

    The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                        ----------------------------------------   --------------------------
                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING    WEIGHTED                     WEIGHTED
                                           NUMBER OF      CONTRACTUAL   AVERAGE       NUMBER OF      AVERAGE
               RANGE OF                     SHARES           LIFE       EXERCISE       SHARES        EXERCISE
           EXERCISE PRICES              (IN THOUSANDS)    (IN YEARS)     PRICE     (IN THOUSANDS)     PRICE
--------------------------------------  ---------------   -----------   --------   ---------------   --------
$ 0.06 - $ 1.88.......................       2,186            9.1        $ 1.73           474         $ 1.26
$ 2.00 - $ 5.00.......................       1,521            9.5        $ 3.79           405         $ 4.36
$ 5.13 - $ 5.50.......................       2,145            8.5        $ 5.25         1,149         $ 5.25
$ 6.00 - $12.50.......................         115            8.0        $ 9.05            42         $ 9.66
$16.50 - $24.00.......................         414            7.5        $17.86           145         $17.37
                                             -----                                      -----
                                             6,381            8.9        $ 4.58         2,215         $ 5.11
                                             =====                                      =====

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

                                                      1999       1998       1997
                                                    --------   --------   --------
Expected dividend yield...........................        0%         0%         0%
Expected stock price volatility...................       65%        65%        65%
Risk-free interest rate...........................     6.00%      5.00%      5.35%
Expected life of options..........................  3 years    3 years    3 years

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company elected to recognize compensation expense based on the fair value of the options granted at grant dates as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                   1999       1998       1997
                                                 --------   --------   --------
Net loss--as reported..........................  $(21,399)  $(40,658)  $(51,331)
Net loss--pro forma............................  $(25,677)  $(51,559)  $(62,112)
Net loss per share--as reported................  $  (0.88)  $  (1.73)  $  (2.29)
Net loss per share--pro forma..................  $  (1.06)  $  (2.19)  $  (2.77)

    The weighted average fair value of options granted in 1999, 1998 and 1997 was $1.16, $2.81 and $9.75 per share, respectively.

    The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma effect will not be fully reflected until 2000.

    STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock at the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period of up to an aggregate total of 366,000 shares of the Company's common stock as of December 31, 1999. In 1999, the Purchase Plan was amended to provide for an automatic increase in the number of shares authorized for purchase under the plan on January 1st of each year equal to the lesser of

                                HEARTPORT, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)
(i)0.5% of the outstanding shares of the Company's common stock or (ii) 150,000 shares. During the years ended December 31, 1999, 1998 and 1997, shares issued under the Purchase Plan were 65,000, 92,000 and 53,000, respectively.

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

    COMMON STOCK RESERVED

    At December 31, 1999, the Company has reserved shares of common stock for future issuances as follows (in thousands):

Stock options...............................................  7,045
Stock purchase plan.........................................    138
Stock warrants..............................................     18
                                                              -----
    Total...................................................  7,201
                                                              =====

7. INCOME TAXES

    Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for 1999, 1998 or 1997.

                                HEARTPORT, INC.

7. INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 53,000   $ 44,200
  Tax credit carryforwards..................................     2,300      2,300
  Capitalized research and development......................     1,100      1,000
  Acquired patent...........................................     2,300      2,200
  Other temporary differences...............................     7,600      7,900
                                                              --------   --------
Total deferred tax assets...................................    66,300     57,600
Valuation allowance.........................................   (66,300)   (57,600)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

    Approximately $4.0 million of the valuation allowance is attributable to tax deductions, the benefit of which will be credited to additional paid in capital when realized.

    Realization of deferred tax assets is dependent upon future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance, in the amount equal to the net deferred tax assets as of December 31, 1999 and 1998 has been established to reflect these uncertainties. The increases in the valuation allowance were $8.7 million, $16.0 million and $20.9 million for the fiscal years 1999, 1998 and 1997 respectively.

    At December 31, 1999, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $146.0 million and $58.0 million, respectively, which will expire in the years 2000 through 2019 if not utilized. As of December 31, 1999, the Company also had research and development tax credit carryforwards of approximately $1.8 million and $1.7 million respectively, for federal and California tax purposes, which will expire in years 2007 through 2014 if not used.

    Utilization of net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Internal Revenue Code of 1986 and similar state provisions.

8. RESTRUCTURING CHARGE--1999

    In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 55 employees primarily in manufacturing and administration. The restructuring activities resulted in an original charge of $2.9 million which was reduced by $0.4 million in the fourth quarter of 1999 due primarily to a reduction in certain employee-related expenses. The net charge of $2.5 million includes approximately $1.9 million related to severance and other employee-related costs, and $0.6 million related to excess facilities and the disposal of assets.

                                HEARTPORT, INC.

8. RESTRUCTURING CHARGE--1999 (CONTINUED)
    The following table summarizes the Company's restructuring activity for the 1999 restructuring charge (in thousands):

                                                  NON-CASH
                                                 WRITE OFFS                                       ACCRUED
                                 RESTRUCTURING      AND                                        RESTRUCTURING
                                    CHARGE         WRITE        CASH        CHANGE IN            CHARGE AT
                                   JUNE 1999       DOWNS      PAYMENTS   RESERVE ESTIMATE    DECEMBER 31, 1999
                                 -------------   ----------   --------   ----------------   -------------------
Severance and benefits.........      2,416            --       (1,576)          (484)               356
Write off of assets............        225          (225)          --             --                 --
Sublease excess facilities.....        266            --         (187)            50                129
                                    ------         -----      -------          -----               ----
  Total restructuring charge...     $2,907         $(225)     $(1,763)         $(434)              $485
                                    ======         =====      =======          =====               ====

    The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities and severance and other employee-related costs.

9. RESTRUCTURING CHARGE--1998

    In May 1998, the Company adopted a restructuring plan whereby the Company reduced its United States workforce and closed its training facility in Utah. The restructuring plan resulted in an original charge of $14.4 million and included reducing headcount by approximately 140 employees (primarily related to manufacturing and the Company's training facility in Utah), vacating leased facilities, and disposing of assets. The original charge of $14.4 million was reduced by $2.2 million in the fourth quarter of 1998 and $0.1 million in 1999 due to the favorable resolution of lease commitments.

    The following tables summarize the Company's restructuring activity for the 1998 restructuring charge (in thousands):

                                                  NON-CASH
                                                 WRITE OFFS                                       ACCRUED
                                 RESTRUCTURING      AND                                        RESTRUCTURING
                                    CHARGE         WRITE        CASH        CHANGE IN            CHARGE AT
                                   JUNE 1998       DOWNS      PAYMENTS   RESERVE ESTIMATE    DECEMBER 31, 1998
                                 -------------   ----------   --------   ----------------   -------------------
Severance and benefits.........     $ 2,842        $   --      $2,428         $  (262)            $  152
Write off of assets............       6,151         6,682         (65)            466                 --
Exit facility leases...........       4,705           646         595          (2,466)               998
Other..........................         676           212         510              46                  -
                                    -------        ------      ------         -------             ------
  Total restructuring charge...     $14,374        $7,540      $3,468         $(2,216)            $1,150
                                    =======        ======      ======         =======             ======

                                              ACCRUED                                             ACCRUED
                                           RESTRUCTURING                                       RESTRUCTURING
                                             CHARGE AT          CASH        CHANGE IN            CHARGE AT
                                         DECEMBER 31, 1998    PAYMENTS   RESERVE ESTIMATE    DECEMBER 31, 1999
                                        -------------------   --------   ----------------   -------------------
Severance and benefits................        $  152           $(137)          $ (15)              $ --
Exit facility leases..................           998            (785)            (95)               118
                                              ------           -----           -----               ----
  Total restructuring charge..........        $1,150           $(922)          $(110)              $118
                                              ======           =====           =====               ====

                                HEARTPORT, INC.

9. RESTRUCTURING CHARGE--1998 (CONTINUED)
    The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

10. EMPLOYEE BENEFIT PLAN

    The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 20% of their pre-tax salary, up to statutory limits. All regular U.S. employees are eligible to participate. In 1999 the Company began matching employee contributions made to the savings plan up to $125 per employee per quarter. The total matching contributions in 1999 were $52,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers and directors of the Company, and their ages as of December 31, 1999, are as follows:

                   NAME                       AGE                   POSITION
------------------------------------------  --------   -----------------------------------
Casey M. Tansey                                42      President, Chief Executive Officer
                                                       and Director

Jeffry J. Grainger                             37      Vice President, Legal Affairs,
                                                       General Counsel and Secretary

Christopher A. Hubbard                         41      Vice President, Sales

Steven E. Johnson                              41      Senior Vice President, Operations

Lawrence C. Siegel, M.D.                       42      Chief Technical Officer

Frank M. Fischer                               58      Chairman of the Board of Directors

Robert V. Gunderson, Jr.(2)                    48      Director

Joseph S. Lacob(2)                             44      Director

Wesley D. Sterman, M.D.                        39      Director and Co-Founder

John H. Stevens, M.D.(1)                       39      Director and Co-Founder

Steven C. Wheelwright, Ph.D.(1)(2)             56      Director

------------------------

(1) Member of Compensation Committee

(2) Member of Audit Committee

    CASEY M. TANSEY has been President and Chief Executive Officer and a director of the Company since September 1999. Prior to that, he was the Company's President and Chief Operating Officer from June 1999 to
September 1999, Senior Vice President, Sales and Marketing from January 1998 to June 1999 and Vice President, Sales and Marketing from December 1995 to
January 1998. From 1988 until joining the Company in 1995, Mr. Tansey served in various capacities with the Edwards C.V.S. Division of Baxter. Mr. Tansey's most recent position at Baxter/Edwards was Vice President, North American Sales.
Mr. Tansey earned a B.S. in Business Administration and an M.B.A. from the College of Notre Dame.

    JEFFRY J. GRAINGER has been the Company's Vice President, Legal Affairs and General Counsel since June 1999 and Secretary since September 1999.
Mr. Grainger was Chief Patent Counsel of the Company from July 1996 to
June 1999 and Patent Counsel of the Company from June 1993 to July 1996. Before joining Heartport in 1993, Mr. Grainger was an attorney specializing in patents, copyrights and trademarks at Townsend and Townsend since 1991. He received a B.S in Mechanical Engineering from Stanford University and a J.D. from the University of Washington School of Law.

    CHRISTOPHER A. HUBBARD has been Vice President, Sales of the Company since June 1999. Prior to that, he was the Company's Senior Director, U.S. Sales from September 1997 to June 1999, Director, U.S. Sales from January 1997 to
September 1997 and Regional Sales Manager from March 1996 to January 1997. Before joining the Company in 1996, Mr. Hubbard was Regional Sales Manager at Devices for Vascular Intervention, formerly a subsidiary of Guidant Corporation, since 1990. Mr. Hubbard holds a B.S. in Marketing from the University of Illinois.

    STEVEN E. JOHNSON has been Senior Vice President, Operations of the Company since June 1999 and was the Company's Senior Vice President, Manufacturing from January 1998 to June 1999. Prior to that, he was Vice President, Manufacturing of the Company since August 1994. Before joining the Company,

                                     III-1

Mr. Johnson served in various capacities with Advanced Cardiovascular Systems, Inc., a medical device company, from 1983 to 1994, most recently as Vice President, Manufacturing. Mr. Johnson earned a B.S. in Industrial Engineering from Kettering University.

    LAWRENCE C. SIEGEL, M.D. has been Chief Technical Officer of the Company since November 1999. Prior to that, Dr. Siegel was the Company's Senior Vice President, Research and Development and Clinical and Regulatory Affairs from June 1999 to November 1999 and Vice President, Clinical Affairs from
November 1996 to June 1999. Prior to joining the Company, Dr. Siegel served in various capacities with the Stanford University School of Medicine from 1986 to 1996, most recently as Associate Professor of Anesthesia and Chief of Cardiovascular Anesthesiology. Dr. Siegel earned a B.S. in Electrical Engineering from Massachusetts Institute of Technology and a M.D. from Harvard Medical School. Dr. Siegel is a board certified anesthesiologist.

    FRANK M. FISCHER has been Chairman of the Board of Directors of the Company since June 1999 and a director since May 1998. He was the Company's Chief Executive Officer from June 1999 to September 1999 and was President and Chief Executive Officer of the Company from May 1998 to June 1999. Mr. Fischer was also a director of the Company from October 1992 until May 1997. Mr. Fischer was the President and Chief Executive Officer and a director of Ventritex, Inc., a manufacturer of implantable cardiac defibrillators from 1987 until 1997. From May 1977 until joining Ventritex, Mr. Fischer held various positions with Cordis Corporation, a manufacturer of medical products, serving most recently as President of the Implantable Products Division. Mr. Fischer holds an M.S. in Management from Rensselaer Polytechnic Institute.

    ROBERT V. GUNDERSON, JR. has been a director of the Company since May, 1995. Mr. Gunderson has been a partner of the law firm of Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, since its formation in September 1995. From May 1988 until September 1995, Mr. Gunderson was a partner of the law firm of Brobeck, Phleger & Harrison, LLP. Mr. Gunderson holds an M.A. from Stanford University, an M.B.A. in finance from the Wharton School, University of Pennsylvania and a J.D. from the University of Chicago.

    JOSEPH S. LACOB has been a director of the Company since April 1992.
Mr. Lacob is a general partner of Kleiner Perkins Caufield & Byers ("Kleiner Perkins"), a venture capital firm he joined in 1987. Prior to joining Kleiner Perkins, he was Marketing Manager for Cetus Corporation, a biotechnology company. Mr. Lacob is a director of Corixa Corporation, Pharmacyclics, Inc., Sportsline USA, Inc., and several privately held companies. Mr. Lacob holds a B.S. in Biochemistry from the University of California at Irvine, a Masters in Public Health from the University of California at Los Angeles, and an M.B.A. from the Graduate School of Business at Stanford University.

    WESLEY D. STERMAN, M.D. founded the Company with Dr. Stevens in May 1991, and has served as a director since that time. Dr. Sterman was Chairman of the Board of Directors from May 1998 to June 1999 and was the Company's President and Chief Executive Officer from May 1991 until May 1998. Prior to founding the Company, Dr. Sterman was founder, President and Chief Executive Officer of EndoVascular Technologies, Inc., a medical device manufacturer, from July 1989 to September 1991. Dr. Sterman has B.S. degrees both in Biology and in Chemistry from Stanford University. Dr. Sterman received an M.D. from the Stanford University School of Medicine and an M.B.A. from the Graduate School of Business at Stanford University, where he was an Arjay Miller Scholar.

    JOHN H. STEVENS, M.D. founded the Company with Dr. Sterman in May 1991, and has been a director of the Company since that time. Dr. Stevens was Heartport's Chief Technology Officer from July 1997 to December 31, 1998. From August 1996 until July 1997 Dr. Stevens was Assistant Professor of Cardiothoracic Surgery at Stanford University School of Medicine and prior to that he served as Chief Resident of the Department of Cardiothoracic Surgery at Stanford, and as Senior Registrar in Cardiothoracic Surgery at the Great Ormond Street Hospital for Sick Children in London, England from July 1995 to

                                     III-2

March 1996. Dr. Stevens earned B.U.S. and B.S. degrees in Communications and Psychology from the University of Utah and an M.D. from Stanford University.

    STEVEN C. WHEELWRIGHT, PH.D. has been a director of the Company since January 1995. Dr. Wheelwright currently serves as a senior associate dean at the Graduate School of Business, Harvard University, where he has been a professor since July 1988. Dr. Wheelwright also served as a professor of the Graduate School of Business, Harvard University, from August 1985 to August 1986. From August 1986 to August 1988, Dr. Wheelwright served as a professor at the Graduate School of Business at Stanford University. Dr. Wheelwright is also a member of the Board of Directors of Quantum Corporation, a mass storage device company, Franklin Covey, an organizational tools company, and Millennium Pharmaceuticals, a biotechnology company.

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

                                     III-3

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) EXHIBITS

    EXHIBIT NO.             DESCRIPTION
    ---------------------   -----------
             2.1 +          Agreement and Plan of Merger dated April 3, 1995, for the
                              reincorporation merger of Stanford Surgical Technology,
                              Inc., a California corporation, into Heartport, Inc., a
                              Delaware corporation.
             3.1 +          Restated Certificate of Incorporation.
             3.2 #          Amended and Restated Bylaws of the Registrant.
             4.1            Reference is made to Exhibits 3.1 and 3.2.
             4.2 +          Specimen Common Stock certificate.
             4.3 +          Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated
                              April 17, 1995.
             4.4 @          Rights Agreement between the Registrant and the First
                              National Bank of Boston dated April 25, 1996.
            10.1 +          Form of Indemnification Agreement entered into by and
                              between Registrant and its officers and directors.
            10.2 +          1993 Stock Option Plan and forms of agreements thereunder.
            10.3            1996 Stock Option Plan as amended and restated October 21,
                              1996 and May 7, 1999.
            10.4            Employee Stock Purchase Plan, as amended and restated
                              October 21, 1996 and January 1, 1999.
            10.5 +          Real Property Lease between the Registrant and Metropolitan
                              Insurance Company dated September 21, 1992, as amended.
            10.6 +          Equipment Financing Agreement between the Registrant and
                              Lease Management Services, Inc. dated February 23, 1995.
            10.7 +*         Agreement between the Company and St. Jude Medical, Inc.
                              dated September 11, 1995.
            10.8 @          Third Amendment to Lease Agreement between Heartport
                              Research and Training Center, Inc. and University of Utah
                              Research Foundation dated as of October 25, 1996.
            10.9 @*         Amendment to agreement between Registrant and St. Jude
                              Medical, Inc. dated January 31, 1997.
            10.10#          Amended and Restated Loan and Security Agreement dated
                              October 12, 1998 between the Registrant and Silicon Valley
                              Bank.
            10.11X          Industrial Build-To-Suit Lease dated September 19, 1997
                              between Registrant and Chestnut Bay LLC. (without
                              exhibits)
            10.12X          First Amendment to Industrial Build-To-Suit Lease dated
                              February 10, 1998 between Registrant and Chestnut Bay LLC.
            10.13           1999 Supplemental Stock Option Plan
            23.1            Consent of Ernst & Young LLP, Independent Auditors.
            27.1            Financial Data Schedule

------------------------

* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906)

#  Incorporated by reference to the Registrant's Form 10-K for the year ended
    December 31, 1998.

X  Incorporated by reference to the Registrant's Form 10-K for the year ended
    December 31, 1997.

@  Incorporated by reference to the Registrant's Form 10-K for the year ended
    December 31, 1996.

(a)(2) SCHEDULES

    The following financial statement schedules required by Regulation S-X are filed herewith:

SCHEDULE NO.                      DESCRIPTION
------------                      -----------
     II              Valuation and Qualifying Accounts

    All other schedules are not applicable.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

(c) EXHIBITS

    See paragraph (a).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 23rd day of March, 2000.

                                                       HEARTPORT, INC.

                                                       By:             /S/ REBECCA L. KUHN
                                                            -----------------------------------------
                                                                         Rebecca L. Kuhn
                                                                TREASURER AND DIRECTOR OF FINANCE

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints, Casey M. Tansey and Rebecca L. Kuhn, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /S/ CASEY M. TANSEY                   President, Chief Executive
     -------------------------------------------       Officer and Director            March 23, 2000
                   Casey M. Tansey                     (Principal Executive Officer)

                 /S/ REBECCA L. KUHN                   Treasurer and Director of
     -------------------------------------------       Finance (Principal Financial    March 23, 2000
                   Rebecca L. Kuhn                     and Accounting Officer)

                /S/ FRANK M. FISCHER
     -------------------------------------------       Director                        March 23, 2000
                  Frank M. Fischer

            /S/ ROBERT V. GUNDERSON, JR.
     -------------------------------------------       Director                        March 23, 2000
              Robert V. Gunderson, Jr.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /S/ JOSEPH S. LACOB
     -------------------------------------------       Director                        March 23, 2000
                   Joseph S. Lacob

             /S/ WESLEY D. STERMAN, M.D.
     -------------------------------------------       Director                        March 23, 2000
               Wesley D. Sterman, M.D.

              /S/ JOHN H. STEVENS, M.D.
     -------------------------------------------       Director                        March 23, 2000
                John H. Stevens, M.D.

          /S/ STEVEN C. WHEELWRIGHT, PH.D.
     -------------------------------------------       Director                        March 23, 2000
            Steven C. Wheelwright, Ph.D.

SCHEDULE II

                                HEARTPORT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS
                                                        BALANCE    CHARGED TO                 BALANCE
                                                       BEGINNING   COSTS AND                    END
                                                       OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
                                                       ---------   ----------   ----------   ---------
                                                                       (IN THOUSANDS)
Year Ended December 31, 1999
  Allowance for doubtful accounts....................   $  267      $    50       $    --     $  317
  Allowance for sales returns........................   $  442      $    --       $   252     $  190
  Warranty reserves..................................   $1,225      $    --       $   441     $  784
  Restructure provision..............................   $1,150      $ 2,907       $ 3,454     $  603

Year Ended December 31, 1998
  Allowance for doubtful accounts....................   $  314      $    53       $   100     $  267
  Allowance for sales returns........................   $  609      $   441       $   608     $  442
  Warranty reserves..................................   $  407      $   818       $    --     $1,225
  Restructure provision..............................   $   --      $12,158       $11,008     $1,150

Year Ended December 31, 1997
  Allowance for doubtful accounts....................   $   33      $   281       $    --     $  314
  Allowance for sales returns........................   $   65      $   589       $    45     $  609
  Warranty reserves..................................   $   --      $   407       $    --     $  407