Form 10-Q
period 2000-03-31
HEARTPORT INC
filed 2000-05-12
CIK 1009871

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        ---------------------------

                                  FORM 10-Q


 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from __________ to__________

                        Commission file number 0-28266


                               HEARTPORT, INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                              94-3222307
   (State or other jurisdiction of               (I.R.S.) Employer
    incorporation or organization               Identification Number)

                                700 BAY ROAD
                      REDWOOD CITY, CALIFORNIA  94063
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

As of March 31, 2000 there were 25,573,639 shares of the Registrant's Common Stock outstanding.

                               HEARTPORT, INC.
                                  FORM 10-Q
                                    INDEX


PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2000
         and December 31, 1999 .......................................   3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2000  and March 31, 1999 .......   4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2000  and March 31, 1999 .......   5

         Notes to Condensed Consolidated Financial Statements ........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..  24

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................  24

SIGNATURES ...........................................................  24

--------------------------------------------------------------------------

Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               HEARTPORT, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      MARCH 31,       DECEMBER 31,
                                                        2000             1999
                                                   -------------     ------------
                                                     (UNAUDITED)           (1)
ASSETS
Current assets:
   Cash and cash equivalents                       $      6,486      $      5,288
   Short-term investments                                31,124            36,611
   Accounts receivable, net                               4,042             3,881
   Inventories                                            2,013             1,644
   Other current assets                                     771             1,259
                                                   -------------     ------------
Total current assets                                     44,436            48,683

Property and equipment, net                              10,685            10,263

Other assets                                              1,809             1,867
                                                   -------------     ------------
Total assets                                       $     56,930      $     60,813
                                                   =============     ============

LIABILITIES & NET CAPITAL DEFICIENCY
Current liabilities:
   Accounts payable                                $      1,473      $      1,757
   Accrued compensation and related benefits              2,388             2,960
   Accrued interest                                       1,597               639
   Short-term borrowings                                 16,900            16,900
   Current portion of long-term debt                         60               134
   Accrued restructure expenses                             301               603
   Other current liabilities                                561               784
                                                   -------------     ------------
Total current liabilities                                23,280            23,777
                                                   -------------     ------------
Noncurrent liabilities:
   Long-term debt, less current portion                  53,020            52,891
   Other long-term liabilities                              788               620
   Deferred royalty income                                1,672             1,922
                                                   -------------     ------------
Total noncurrent liabilities                             55,480            55,433
                                                   -------------     ------------
Net capital deficiency:
   Common stock                                              26                25
   Additional paid-in capital                           146,800           146,460
   Notes receivable from stockholders                      (781)             (781)
   Accumulated deficit                                 (167,771)         (163,987)
   Accumulated other comprehensive loss                    (104)             (114)
                                                   -------------     ------------
Total net capital deficiency                            (21,830)          (18,397)
                                                   -------------     ------------
Total liabilities and net capital deficiency       $     56,930      $     60,813
                                                   =============     ============

(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999.

                                   SEE ACCOMPANYING NOTES

                              HEARTPORT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                   (in thousands, except per share amounts)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                2000          1999
                                             ----------    ----------
Net sales                                    $    4,302    $    5,593
Cost of sales                                     2,159         3,222
                                             ----------    ----------
Gross profit                                      2,143         2,371

Operating expenses:
  Research and development                        1,595         1,931
  Selling, general and administrative             3,749         5,453
                                             ----------    ----------
Total operating expenses                          5,344         7,384
                                             ----------    ----------
Loss from operations                             (3,201)       (5,013)

Interest income and other, net                      725         1,102
Interest expense                                 (1,308)       (1,273)
                                             ----------    ----------
Net loss                                     $   (3,784)   $   (5,184)
                                             ==========    ==========
Basic and diluted net loss per share         $    (0.15)   $    (0.22)
                                             ==========    ==========
Shares used in calculation of basic and
diluted net loss per share                       24,699        23,980
                                             ==========    ==========

                             SEE ACCOMPANYING NOTES

                               HEARTPORT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (in thousands)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -------------------------
                                                                           2000              1999
                                                                         -------           -------
OPERATING ACTIVITIES:
Net loss                                                                 $(3,784)          $(5,184)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                      581               616
          Compensation related to stock options                                -                63
          Loss on sales and disposals of equipment                            68                18
          Changes in operating assets and liabilities:
               Accounts receivable                                          (161)             (943)
               Inventories                                                  (369)              532
               Other assets                                                  488              (711)
               Accrued restructure expenses                                 (302)                -
               Accounts payable, accrued expenses and other liabilities     (203)           (3,366)
                                                                         -------           -------
NET CASH USED IN OPERATING ACTIVITIES                                     (3,682)           (8,975)
                                                                         -------           -------
INVESTING ACTIVITIES
Purchases of short-term investments                                       (5,713)             (919)
Maturities of short-term investments                                         451             6,770
Sales of short-term investments                                           10,760                 -
Purchases of property and equipment                                         (885)             (273)
                                                                         -------           -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  4,613             5,578
                                                                         -------           -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       341               154
Proceeds from payments of stockholders' notes receivable                     -                   2
Repayment of long-term borrowings                                            (74)             (120)
                                                                         -------           -------
NET PROVIDED BY FINANCING ACTIVITIES                                         267                36
                                                                         -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,198            (3,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           5,288            10,479
                                                                         -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 6,486           $ 7,118
                                                                         =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                              $   281           $   221
                                                                         =======           =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:

     ACQUISITION OF EQUIPMENT UNDER CAPITAL LEASE                        $   129           $     -
                                                                         =======           =======

                              SEE ACCOMPANYING NOTES

                            HEARTPORT, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                              STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Heartport, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the restructuring charge) considered necessary for a fair presentation have been included.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending December 31, 2000 or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  INVENTORIES

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                  March 31         DECEMBER 31,
                                    2000               1999
                                 (UNAUDITED)
                                 -----------       ------------
Materials and purchased parts      $1,458             $1,240
Work in process                        73                 68
Finished goods                        482                336
                                 -----------       ------------
Total inventories                  $2,013             $1,644
                                 ===========       ============

NOTE 3.  NET LOSS PER SHARE

     Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period, less outstanding nonvested shares subject to repurchase. Outstanding nonvested shares subject to repurchase are not included in the computations of basic and diluted net loss per share until the time-based vesting restriction has lapsed. The Company has other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ---------        ---------
                                                                      (UNAUDITED)
Numerator for basic and diluted net loss per share:
     Net loss                                                 $ (3,784)        $ (5,184)
                                                              ---------        ---------
Denominator:
     Weighted-average common shares outstanding                 25,549           25,296
     Weighted-average nonvested shares subject to repurchase      (850)          (1,316)
                                                              ---------        ---------
Denominator for basic and diluted net loss per share            24,699           23,980
                                                              ---------        ---------
Basic and diluted net loss per share                          $  (0.15)        $  (0.22)
                                                              =========        =========

NOTE 4.  COMPREHENSIVE LOSS

For the three-month period ended March 31, 2000 and March 31, 1999 comprehensive loss was $3.8 million and $5.4 million, respectively. Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain (loss) on available-for-sale investments. There is no related tax effect for the unrealized gain (loss) on available-for-sale investments.

NOTE 5.  1999 RESTRUCTURING CHARGE

     In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 55 employees primarily in manufacturing and administration. The restructuring activities resulted in a net charge of $2.5 million. The following table summarizes the restructuring charge activity for the three months ended March 31, 2000 (in thousands):

                                 ACCRUED                            ACCRUED
                              RESTRUCTURING     CASH PAYMENTS    RESTRUCTURING
                                CHARGE AT          MADE IN         CHARGE AT
                            DECEMBER 31, 1999      Q1 2000       MARCH 31, 2000
                            -----------------   -------------    --------------
Severance and benefits               356            (253)             103
Sublease excess facilities           129             (45)              84
                            -----------------   -------------    --------------
    Total                           $485           $(298)            $187
                            =================   =============    ==============


     The remaining liability relates primarily to estimated cash expenditures in connection with severance and other employee-related costs, and excess facilities.

NOTE 6.  1998 RESTRUCTURING CHARGE

     In May 1998, the Company adopted a restructuring plan whereby the Company reduced its United States workforce and closed its training facility in Utah. The restructuring plan resulted in a net charge of $12.1 million. The following table summarizes the restructuring charge activity for the three months ended March 31, 2000 (in thousands):

                                 ACCRUED                            ACCRUED
                              RESTRUCTURING     CASH PAYMENTS    RESTRUCTURING
                                CHARGE AT          MADE IN         CHARGE AT
                            DECEMBER 31, 1999      Q1 2000       MARCH 31, 2000
                            -----------------   -------------    --------------
Exit facility leases                 118              (4)             114
                            -----------------   -------------    --------------
    Total                            118              (4)             114
                            =================   =============    ==============


     The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2000, and for the three months ended March 31, 2000 and March 31, 1999, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" as well as the risks discussed in our other SEC filings, including our Annual Report on Form 10-K filed March 29, 2000 with the SEC.

OVERVIEW

     Since our inception in May 1991, we have been engaged in the research and development of Port-Access minimally invasive cardiac surgery systems and related technology. In December 1996, we commercially introduced our EndoCPB System and other Port-Access systems for minimally invasive cardiac surgery performed on a stopped heart. During the third quarter of 1998 we began selling our EndoDirect system, a direct aortic cannulation system for stopped heart minimally invasive cardiac surgery. In 1999 we commercially introduced several new cardiac surgery products, including our PrecisionOP system for surgery performed on a beating heart. We are now engaged in extensive marketing and selling activities as well as continued research and development. Sales of our EndoCPB and EndoDirect systems comprise the majority of our net sales.

     We have never had a profit from our operations. For the period from inception to March 31, 2000, we have incurred cumulative net losses of approximately $167.8 million. For at least the next nine months, we expect to continue to incur losses.

RESULTS OF OPERATIONS

     NET SALES. Net sales consisted primarily of sales of our EndoCPB and EndoDirect systems. Revenue from product sales is recognized upon transfer of title, which is generally upon product shipment. Net sales were $4.3 million in the three months ended March 31, 2000, compared with $5.6 million in the three months ended March 31, 1999. In the first quarter of 2000 net sales decreased as we increased expenditures relating to the development and marketing of our new products. For the three months ended March 31, 2000 and 1999, international net sales represented 18% and 14% of net sales in those periods, respectively.

     COST OF SALES. Cost of sales consisted primarily of material, labor and overhead costs associated with manufacturing our EndoCPB and EndoDirect systems and related disposable and reusable devices. Cost of sales was $2.2 million in the three months ended March 31, 2000 and $3.2 million in the three months ended March 31, 1999. Gross margin was 50% in the three months ended March 31, 2000 compared to 42% in the three months ended March 31, 1999. Cost of sales declined and gross margin increased in the three months ended March 31, 2000 as compared to the previous year due to decreases in manufacturing overhead and increased production efficiencies.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities. Research and development expenses were $1.6 million in the three months ended March 31, 2000 and $1.9 million in the three months ended March 31, 1999. The decrease was primarily due to a reduction in headcount in 1999 related to our restructuring. We expect to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipate that we will continue to devote substantial resources to research and development activities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs and professional fees. Selling, general and administrative expenses decreased to $3.8 million in the three months ended March 31, 2000, from $5.5 million in the three months ended March 31, 1999. The decrease was primarily due to a reduction in headcount related to our restructuring, as well as a continued focus on reducing general operating expenses.

     INTEREST INCOME AND OTHER, NET. Interest income and other, net was $0.7 million in the three months ended March 31, 2000 and $1.1 million in the three months ended March 31, 1999. The decrease is primarily due to our lower average investment balances.

     INTEREST EXPENSE. Interest expense was $1.3 million in each of the three months ended March 31, 2000 and 1999.

     LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000, we had approximately $37.6 million in cash and investments and approximately $21.2 million in working capital. Approximately $20.6 million of our cash and investments secure short-term borrowings and a letter of credit related to our facilities, and is therefore not available for operations. We also have a $10.0 million credit facility with a commercial bank. At March 31, 2000 no amount was outstanding under this facility.

     Net cash used in operating activities was approximately $3.7 million in the three months ended March 31, 2000 and $9.0 million in the three months ended March 31, 1999, and resulted primarily from net losses in each period.

     Net cash provided by investing activities was approximately $4.6 million in the three months ended March 31, 2000 and $5.6 million in the three months ended March 31, 1999. The net cash provided by investing activities in each year was primarily the result of net maturity and sales of short-term investments, offset partly by capital expenditures in each period.

     Capital expenditures for equipment and leasehold improvements to support our operations were approximately $0.9 million in the three months ended March 31, 2000 and $0.3 million in the three months ended March 31, 1999.

      We believe that we have the financial resources through our current level of liquid assets and credit to meet business requirements through at least the next twelve months.

RISK FACTORS

     In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Heartport and its business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risks discussed in our other SEC filings, actual results could differ materially from those projected in any forward-looking statements.

OUR RESTRUCTURING OF OPERATIONS MAY NOT RESULT IN A REDUCTION IN COSTS OR NET LOSSES AND MAY HARM OUR BUSINESS.

     In June 1999 we began implementing a restructuring plan to reduce expenses and improve operating efficiency. Although management believes that the actions it is taking in connection with the restructuring should help align our expense structure with our business prospects, we can not be sure that such actions will enable us to achieve our objectives of reducing costs and reducing net losses. For example, it is possible that we may experience attrition beyond our planned reduction in workforce. Our future operations, operating results and financial condition will be harmed if we encounter difficulty in managing the restructuring.

UNFAVORABLE PRESS MAY CONTINUE TO REDUCE SALES OF OUR PRODUCTS AND CAUSE OUR REVENUES TO DECLINE.

     On May 5, 1999, THE WALL STREET JOURNAL published a highly unfavorable article about us. Among other things, the article implied that our Port-Access products were not safe and that the U.S. Food and Drug Administration is considering regulatory action against us. The article did not reflect the excellent clinical outcomes surgeons have achieved with Port-Access minimally invasive cardiac surgery. With regard to the FDA, we have a long-standing working relationship with the agency, and in late 1998, as part of a routine inspection, the FDA conducted a comprehensive review of our facility and quality systems, including complaint and adverse events. The inspection was satisfactorily concluded with no formal observations.

     THE WALL STREET JOURNAL article had an immediate and material adverse impact on our customers and, consequently, our business. A significant number of our customers have reduced the number of Port-Access procedures they are performing, stopped the Port-Access program at their hospitals or indicated that they are not comfortable continuing to perform Port-Access surgery until they have a better understanding of the issues raised in the article. We may not be able to convince these customers to begin using our products again, or to increase the number of Port-Access procedures they are performing. We also anticipate that the article will make it very difficult to convince potential new customers to become interested in Port-Access surgery. We believe that the article may continue to have a material adverse impact on our net sales and results of operations in future periods.

OUR PRODUCTS ARE IN AN EARLY STAGE OF UTILIZATION AND IF THEY DO NOT PROVE SAFE OR EFFECTIVE, OUR BUSINESS WILL FAIL.

     Our EndoCPB system, EndoDirect system and other products and related devices are at an early stage of clinical utilization, and there can be no assurance as to their clinical safety and efficacy. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including bleeding from the wound or internal organs, irregular heartbeat, formation of blood clots and related complications, infection, heart attack, heart failure, stroke, and death. Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. We believe, based on the clinical experience to date, that mortality and morbidity rates associated with Port-Access surgical procedures are comparable to mortality and morbidity rates experienced with conventional open-chest procedures. We have little or no clinical experience with our recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. Accordingly, we cannot be sure of their clinical safety and efficacy. If, with further experience, any of our products do not prove to be safe and effective or if we are otherwise unable to commercialize them successfully, our business will fail.

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE OUR BUSINESS WILL FAIL.

     Our products may not gain any significant degree of market acceptance among physicians, patients, and health care payors. If our products do not obtain physicians' acceptance and health care payors' reimbursement of minimally invasive and less invasive cardiac surgery procedures, it is unlikely that our products will achieve market acceptance. Physicians will not recommend minimally invasive or less invasive cardiac surgical procedures unless they conclude, based on clinical data, ease of use, operative time and other factors, that such procedures are an attractive alternative to other treatments for cardiovascular disease. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend minimally invasive or less invasive surgical procedures until such time, if any, as such procedures can be successfully demonstrated to be as safe and cost-effective as other accepted treatments. In addition, cardiac surgeons may elect not to recommend minimally invasive or less invasive surgical procedures until such time, if any, as the efficacy of such procedures can be successfully demonstrated as compared to conventional, open-chest surgery methods, which have become widely adopted by cardiac surgeons since the initial use of such surgery in the mid-1950s. Even if the clinical efficacy of minimally invasive and less invasive cardiac surgical procedures is established, cardiologists, cardiac surgeons, and other physicians may elect not to recommend the procedures for any number of other reasons. We believe that our Port-Access procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with

Port-Access surgery. Although we are focusing our training and sales efforts on addressing these issues, we may not be successful in increasing Port-Access procedure volume, and our products may not obtain any significant degree of market acceptance. In addition, broad use of our Port-Access products will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. We may not be able to train physicians quickly enough or in numbers sufficient to generate adequate demand for our products. If our products fail to achieve significant market acceptance our business will fail.

YOU SHOULD NOT RELY ON QUARTERLY RESULTS OF OPERATIONS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY FLUCTUATE SIGNIFICANTLY AND ARE DIFFICULT TO FORECAST.

     Our results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including:

     - demand for our products;
     - the number of cardiac surgery teams trained in the use of our systems and the number of procedures performed by those teams;
     - the number of hospitals that begin using our products; our ability to manufacture, test and deliver our products in commercial volumes;
     - health care reform and reimbursement policies;
     - delays associated with the FDA and other regulatory approval processes;
     - changes in ours or our competitors' pricing policies;
     - the number, timing, and significance of product enhancements and new product announcements by us and our competitors;
     - our ability to develop, introduce, and market new products and enhanced versions of our existing products on a timely basis;
     - customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;
     - product quality problems;
     - personnel changes; and
     - the level of international sales.

In addition, our operating results are affected by seasonality, principally during the third and fourth quarters due to summer vacation, reduced surgical activity during the summer months particularly in Europe, fewer operating days during the holidays and fewer elective cardiovascular surgeries scheduled over the holidays.

     Operating results have been and will continue to be difficult to forecast. Future revenue is also difficult to forecast because the market for minimally invasive and less invasive cardiac surgery systems is rapidly evolving, because of the inherent risks associated with new medical device technology, and due to the uncertainty as to whether our efforts to increase Port-Access procedure volume by trained cardiac surgery teams will be successful. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance. If we fail, for any reason, to increase revenue from sales of our products, our business, operating results, and financial condition would be adversely affected and it is likely that our stock price would decline. In addition, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely decline.

IF WE FAIL TO MAINTAIN OUR RELATIONSHIP WITH ANY ONE OR MORE OF OUR PRINCIPAL CUSTOMERS, OUR REVENUES WILL DECLINE.

     Approximately 55% of our net sales in the three months ended March 31, 2000, were derived from sales to twenty customers. Our principal customers may not continue to purchase products from us at current levels, if at all. The loss of, or a significant adverse change in, the relationship between us and any major customer would cause our revenues to decline.

WE MAY NOT HAVE THE MANUFACTURING CAPABILITIES TO TIMELY MEET DEMAND FOR OUR PRODUCTS.

     To date, our manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of our products is complex, involving a number of separate processes and components. We have limited experience in manufacturing our Port-Access products in higher volume commercial quantities, and we have very little experience manufacturing our recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. We have contracted with third parties to manufacture certain of our products and product components. These suppliers may not be able to successfully scale-up production to meet commercial demand for our products in a timely manner. In addition, we believe that cost reductions in its manufacturing operations will be required for us to commercialize our systems on a profitable basis. Certain manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. To date, we have experienced variable yields in manufacturing certain of our product components, and such variability may continue or may adversely impact our ability to meet demand for its products. We have considered and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. Manufacturing yields or costs may be adversely affected by the transition to in-house production or to new production processes when such efforts are undertaken, and such a transition may materially and adversely affect our business, financial condition, and results of operations. We have received ISO 9001 certification and in 1998 we passed an FDA inspection of our compliance with Quality System Regulations ("QSR"), which include testing, control, and documentation requirements. There can be no assurance that we will continue to meet ISO 9001 requirements or FDA QSR requirements.

     We use or rely on a number of components and services used in our devices that are provided by sole source suppliers. The qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations.

     We manufacture our products based on forecasted product orders, and purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by us vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in our products have long lead times or must be ordered on non-cancelable terms. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts, as well as potential costs from non-cancelable orders.

WE MAY NOT BE ABLE TO COMPETE IN OUR RAPIDLY CHANGING MARKET.

     We expect that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will be intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. We believe that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than we do, may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in the minimally invasive and less invasive cardiac surgery fields.

     Cardiovascular diseases that can be treated with our products can also be treated by pharmaceuticals or other medical devices and procedures including PTCA, intravascular stents, atherectomy catheters and lasers. Many of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for heart disease such as drugs or future innovations in cardiac surgery techniques could make such other therapies more effective or lower in cost than our products and could render our technology obsolete. Physicians may not use our products to replace or supplement established treatments, such as conventional open-chest heart surgery, PTCA, or intravascular stents, and our products may not be competitive with current or future technologies.

     Our current products and any future products developed by us that gain regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which we can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. We have experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. If we are unable to compete successfully against current and future competitors, our business, financial condition, and results of operations will suffer.

WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES AND REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

     We have never had a profit from operations. For the period from inception to March 31, 2000, we have incurred cumulative net losses of approximately $167.8 million. For at least the next nine months, we expect to continue to incur losses. We may never achieve or sustain profitability.

     We believe our current capital will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may need to raise additional funds after this period or, if we expand more rapidly than expected, during this period. Our future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following:

     - the extent to which our products gain market acceptance;
     - the timing and costs of future product introductions;
     - the extent of our ongoing research and development programs;
     - the costs of training physicians to become proficient in the use of our products and procedures;
     - the costs of expanding manufacturing capacity;
     - the costs of developing marketing and distribution capabilities;
     - the progress and scope of clinical trials required for any future products;
     - the timing and costs of filing future regulatory submissions;
     - the timing and costs required to receive both domestic and international governmental approvals for any future products; and
     - the costs of protecting and defending our intellectual property.

Issuance of additional equity or convertible debt securities could result in substantial dilution to stockholders. Additional financing may not be available on terms acceptable to us, if at all. Our inability to fund our capital requirements would have a material adverse effect on our business, financial condition, and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     We believe that our competitive position depends in significant part on our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of March 31, 2000, we own 111 issued or allowed United States patents, and 16 issued foreign patents. In addition, as of March 31, 2000, we have 74 pending United States patent applications and we filed 41 patent applications that are currently pending in Europe, Japan, Australia, and Canada. Our issued patents, or any patents that may be issued in the future, may not effectively protect our technology or provide us a competitive advantage. Our patents or patent applications may be challenged, invalidated, or circumvented in the future. In addition, our competitors, many of which have substantially more resources than we do and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or internationally.

     We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with us. These agreements may be breached and we may not have adequate remedies for any such breach. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, and we may not be able to meaningfully protect our rights in unpatented proprietary technology.

     Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous and current and potential competitors and other third parties may have filed or received or in the future may file applications for, or receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by us. We are aware of patents issued to third parties that contain subject matter related to our technology. Based, in part, on advice of our patent counsel, we believe that the technologies employed by us in our devices and systems do not infringe the claims of any such patents. Third parties may, however, seek to assert that our devices and systems infringe their patents or seek to expand their patent claims to cover aspects of our technology.

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. Such licenses may not be available or, if available, may not be available on terms acceptable to us or at all. We may not be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others. Any such litigation, if commenced by us, may not be successful.

PRODUCT LIABILITY LAWSUITS COULD DIVERT OUR RESOURCES, RESULT IN SUBSTANTIAL LIABILITIES AND REDUCE THE COMMERCIAL POTENTIAL OF OUR PRODUCTS.

     We face an inherent and significant business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death. Claims related to product liability are a regular and ongoing aspect of the medical device industry, and at any one time we may be subject to claims asserted against us and are involved in product liability litigation. We maintain limited insurance against certain product liability claims, such coverage may not continue to be available on terms acceptable to us or such coverage may not be adequate for any liabilities actually incurred. Also, in the event that any of our products prove to be defective, we may be required to recall or redesign such products. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may have a material adverse effect on our business, financial condition, and results of operations.

WE COULD LOSE CERTAIN KEY PERSONNEL, WHICH COULD PREVENT US FROM EXECUTING OUR BUSINESS STRATEGIES.

     Our future business and operating results depend in significant part upon the continued contributions of our key sales, technical and senior management personnel, many of whom would be difficult to replace. Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, marketing, and sales and support personnel for our operations. Competition for such personnel is intense, particularly in the geographic region of California where our principal office is located, we may not be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position, or our inability to attract and retain skilled employees, as needed, could prevent us from successfully pursuing our business.

IF OUR PRODUCTS ARE NOT APPROVED BY REGULATORY AGENCIES, WE WILL BE UNABLE TO COMMERCIALIZE THEM.

     Our individual devices are subject to regulatory clearances or approvals by the FDA. We believe that most of our devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive PMA submission. Although we have received clearance from the FDA to market the EndoCPB system, the EndoDirect system and several proprietary Class II disposable surgical devices for our Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. The FDA may not act favorably or quickly on our 510(k) or other submissions, and we may encounter significant difficulties and costs in our efforts to obtain FDA clearance that could delay or preclude us from marketing and selling our products in the United States. Furthermore, the FDA may request additional data, require that we conduct further clinical studies, or require a more extensive PMA submission, causing us to incur substantial costs and delays. Our business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of our systems. Failure to obtain such clearances or approvals, or to obtain such clearances or approvals on a timely basis, would have a material adverse effect on our business, financial condition, and results of operations, and could result in postponement of the commercialization of our products or even cessation of our business in the United States.

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although our EndoCPB system, EndoDirect system and Port-Access CABG and MVR systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. Other products under development will require additional approvals or assessments, and these approvals or assessments may not be received on a timely basis, if at all. Most other countries either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could impact our ability to market its systems. In addition, significant costs and requests for additional information may be encountered by us in our efforts to obtain regulatory approvals. Any such events could substantially delay or preclude us from marketing our systems internationally.

     In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals can be withdrawn for failure to comply with regulatory standards or because of the occurrence of unforeseen problems following initial marketing. We will also be required to adhere to applicable FDA regulations setting forth current QSR requirements, which include testing, control, and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket clearance or premarket approval for devices, and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could delay or even prevent us from obtaining future regulatory approvals or clearances. Such revisions could have a material adverse effect on our business, financial condition, and results of operations.

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON OUR PRODUCTS.

     We expect that sales volumes and prices of our products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of our products. Our products are typically purchased by clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. We may need to seek international reimbursement approvals. Such approvals may not be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

     We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. We are aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. Third-party reimbursement and coverage may not be adequate or available in either United States or foreign markets. In addition, current reimbursement amounts may be decreased in the future and future legislation, regulation, or reimbursement policies of third-party payors may otherwise adversely affect the demand for our products or our ability to sell our products on a profitable basis, particularly if our systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, our business, financial condition, and results of operations could be materially adversely affected.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES ABOVE THE PRICE YOU PURCHASED THEM.

     Our stock price has been, and is likely to continue to be, highly volatile. The market price of the shares of Common Stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to patents or proprietary rights, conditions and trends in the medical device and other technology industries, adoption of new accounting standards affecting the medical device industry, changes in financial estimates by securities analysts, general market conditions, and other factors.

     In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock, and there can be no assurance that the market price of the Common Stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management's attention and resources.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH
CORPORATIONS AND RESEARCH INSTITUTIONS, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

     We intend to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, and marketing of certain of our potential products and procedures. Our future success may depend, in part, on our relationships with third parties and their success in marketing our products or willingness to purchase such products. We anticipate that these third parties may have the unilateral right to terminate any such relationship without significant penalty. We may not be successful in establishing or maintaining any such strategic relationships in the future and any such relationships may not be successful.

CONCENTRATION OF OWNERSHIP WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE
MATTERS.

     The present directors, executive officers, and principal stockholders of Heartport and their affiliates beneficially own approximately 48% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Heartport.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7.A., Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         27.1    Financial Data Schedule

    (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 11, 2000                        HEARTPORT, INC.
         --------------------
                                             By: /s/ Casey M. Tansey
                                             -------------------------
                                             President,
                                             Chief Executive Officer
                                             And Acting Chief Financial Officer