Form 10-Q
period 2000-06-30
HEARTPORT INC
filed 2000-08-09
CIK 1009871

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of June 30, 2000, there, were 26,344,421 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                 HEARTPORT, INC.
                                    FORM 10-Q
                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                                        PAGE
Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2000

         and December 31, 1999 ................................................................................         3

         Condensed Consolidated Statements of Operations for the

         three and six months ended June 30, 2000 and June 30, 1999............................................         4

         Condensed Consolidated Statements of Cash Flows for the

         six months ended June 30, 2000 and June 30, 1999......................................................         5

         Notes to Condensed Consolidated Financial Statements..................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations.............................................................................        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................        26

PART II. OTHER INFORMATION

Item 5.  Other information.....................................................................................        27

Item 6.  Exhibits and Reports on Form 8-K......................................................................        27

SIGNATURES ....................................................................................................        27

--------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 HEARTPORT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       JUNE 30,          DECEMBER 31,
                                                                         2000               1999
                                                                      -----------        ------------
                                                                      (UNAUDITED)            (1)
ASSETS
Current assets:
      Cash and cash equivalents                                     $     11,442         $      5,288
      Short-term investments                                               4,671               36,611
      Accounts receivable, net                                             4,121                3,881
      Inventories                                                          2,493                1,644
      Other current assets                                                 1,857                1,259
                                                                    ------------         ------------
Total current assets                                                      24,584               48,683

Property and equipment, net                                                9,771               10,263

Other assets                                                               2,161                1,867
                                                                    ------------         ------------
Total assets                                                        $     36,516         $     60,813
                                                                    ============         ============

LIABILITIES & NET CAPITAL DEFICIENCY
Current liabilities:
      Accounts payable                                              $      1,586         $      1,757
      Accrued compensation and related benefits                            2,141                2,960
      Accrued interest                                                       578                  639
      Short-term borrowings                                                   --               16,900
      Current portion of long-term debt                                       16                  134
      Accrued restructure expenses                                           446                  603
      Other current liabilities                                              243                  784
                                                                    ------------         ------------
Total current liabilities                                                  5,010               23,777
                                                                    ------------         ------------
Noncurrent liabilities:
      Long-term debt, less current portion                                48,020               52,891
      Other long-term liabilities                                            882                  620
      Deferred royalty income                                              1,422                1,922
                                                                    ------------         ------------
Total noncurrent liabilities                                              50,324               55,433
                                                                    ------------         ------------
Net capital deficiency:
      Common stock                                                            26                   25
      Additional paid-in capital                                         150,095              146,460
      Notes receivable from stockholders                                    (781)                (781)
      Accumulated deficit                                               (168,153)            (163,987)
      Accumulated other comprehensive income (loss)                           (5)                (114)
                                                                    ------------         ------------
Total net capital deficiency                                             (18,818)             (18,397)
                                                                    ------------         ------------
Total liabilities and net capital deficiency                        $     36,516         $     60,813
                                                                    ============         ============


(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999.

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                  ---------------------         ---------------------
                                                    2000         1999             2000         1999
                                                  --------     --------         --------     --------
Net sales                                         $  3,526     $  4,121         $  7,828     $  9,714
License revenue                                      3,466           --            3,466           --
                                                  --------     --------         --------     --------
Total revenue                                        6,992        4,121           11,294        9,714

Cost of sales                                        2,060        2,749            4,219        5,971
                                                  --------     --------         --------     --------
Gross profit                                         4,932        1,372            7,075        3,743

Operating expenses:
     Research and development                        1,438        2,246            3,032        4,177
     Selling, general and administrative             3,621        5,652            7,370       11,105
     Restructuring charge                            1,275        2,907            1,275        2,907
                                                  --------     --------         --------     --------
Total operating expenses                             6,334       10,805           11,677       18,189
                                                  --------     --------         --------     --------
Loss from operations                                (1,402)      (9,433)          (4,602)     (14,446)

Interest income and other, net                         350        1,264            1,074        2,365
Interest expense                                    (1,079)      (1,247)          (2,387)      (2,519)
                                                  --------     --------         --------     --------
Loss before extraordinary item                      (2,131)      (9,416)          (5,915)     (14,600)
Extraordinary item--gain on repurchase of debt       1,750           --            1,750           --
                                                  --------     --------         --------     --------
Net loss                                          $   (381)    $ (9,416)        $ (4,165)    $(14,600)
                                                  ========     ========         ========     ========
Basic and diluted net loss per share
  before extraordinary item                       $  (0.08)    $  (0.39)        $  (0.24)    $  (0.61)

Extraordinary income per share                        0.07           --             0.07           --
                                                  --------     --------         --------     --------
Basic and diluted net loss per share              $  (0.01)    $  (0.39)        $  (0.17)    $  (0.61)
                                                  ========     ========         ========     ========
Shares used in calculation of basic and

diluted net loss per share                          25,486       24,197           25,093       24,089
                                                  ========     ========         ========     ========

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         ----------------------
                                                                           2000         1999
                                                                         ---------    ---------
OPERATING ACTIVITIES:
Net loss                                                                 $ (4,165)    $(14,600)
Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                     1,194        1,265
          Compensation related to stock options                                --          102
          Loss on sales and disposals of equipment                            409           14
          Extraordinary gain from the repurchase of debt                   (1,750)          --
          Non-cash restructuring expenses                                      --          225
          Changes in operating assets and liabilities:
             Accounts receivable                                             (240)        (240)
             Inventories                                                     (849)         107
             Other assets                                                    (598)         260
             Accrued restructure expenses                                    (157)       2,003
             Accounts payable, accrued expenses and other liabilities      (1,831)      (4,136)
                                                                         ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                                      (7,987)     (15,000)
                                                                         ---------    ---------
INVESTING ACTIVITIES
Purchases of short-term investments                                       (18,021)      (9,838)
Maturities of short-term investments                                        4,971       10,345
Sales of short-term investments                                            44,633       11,500
Purchases of property and equipment                                          (810)      (1,013)
                                                                         ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  30,773       10,994
                                                                         ---------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        386          315
Proceeds from short-term borrowings                                            --            3
Repayment of long-term borrowings                                         (17,018)        (245)
                                                                         ---------    ---------
NET PROVIDED BY FINANCING ACTIVITIES                                      (16,632)          73
                                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        6,154       (3,933)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,288       10,479
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 11,442     $  6,546
                                                                         =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      CASH PAID FOR INTEREST                                             $  3,255     $  2,356
                                                                         =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
      ACQUISITION OF EQUIPMENT UNDER CAPITAL LEASE                       $    129     $     --
                                                                         =========    =========

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

NOTE 2.  INVENTORIES

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at June 30, 2000 and December 31, 1999 were as follows (in thousands):


                                            JUNE 30,           DECEMBER 31,
                                              2000                1999
                                          -----------          -----------
                                          (UNAUDITED)
Materials and purchased parts             $   1,920              $   1,240
Work in process                                  48                     68
Finished goods                                  525                    336
                                          ---------              ---------
Total inventories                         $   2,493              $   1,644
                                          =========              =========

NOTE 3.  NET LOSS PER SHARE

      Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding during the period, less outstanding nonvested shares. Outstanding nonvested shares are not included in the computations of basic and diluted net loss per share until the time-based vesting restriction has lapsed. We have other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive.

      The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                   ------------------         ----------------
                                                                    2000        1999          2000      1999
                                                                   -------    ------        -------    ------
                                                                      (UNAUDITED)              (UNAUDITED)
Numerator for basic and diluted net loss per share:
     Net loss                                                      $   (381)    $ (9,416)    $ (4,165)    $(14,600)
                                                                   --------     --------     --------     --------
Denominator:
     Weighted-average common shares outstanding                      26,231       25,408       25,890       25,352
     Weighted-average nonvested shares subject to repurchase           (745)      (1,211)        (797)      (1,263)
                                                                   --------     --------     --------     --------
Denominator for basic and diluted net loss per share                 25,486       24,197       25,093       24,089
                                                                   --------     --------     --------     --------
Basic and diluted net loss per share                               $  (0.01)    $  (0.39)    $  (0.17)    $  (0.61)
                                                                   ========     ========     ========     ========

NOTE 4.  COMPREHENSIVE LOSS

For the three- and six-month periods ended June 30, 2000, comprehensive loss was $0.4 million and $4.2 million, respectively compared to $9.4 million and $14.6 million for the three and six month periods ended June 30, 1999, respectively. There was no other comprehensive loss for the three- and six-month periods ended June 30, 2000. Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized loss on available-for-sale investments. There is no related tax effect for the unrealized loss on available-for-sale investments.

NOTE 5.  2000 RESTRUCTURING CHARGE

      In April 2000, the company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, we reduced our United States workforce by approximately 32%. The planned restructuring activities resulted in a charge of $1.4 million, all of which related to severance and other employee related costs associated with approximately 43 terminated employees of which 41 were terminated as of June 30, 2000. The following table summarizes our 2000 restructuring charge activity for the six months ended June 30, 2000 (in thousands):

                                                                                             ACCRUED
                                        RESTRUCTURING           CASH PAYMENTS             RESTRUCTURING
                                            CHARGE                 MADE IN                  CHARGE AT
                                           Q2 2000                 Q2 2000                JUNE 30, 2000
                                        -------------           -------------             -------------
Severance and benefits                          1,385                  (1,111)                      274
                                        -------------           -------------             -------------
   Total                                $       1,385           $      (1,111)            $         274
                                        =============            ============             =============

The remaining liability relates primarily to estimated cash expenditures in connection with severance and other employee-related costs. These liabilities are expected to be satisfied by the end of August, 2000.

NOTE 6.  1999 RESTRUCTURING CHARGE

      In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 55 employees primarily in manufacturing and administration. The restructuring activities resulted in an original charge of $2.9 million which was reduced by $0.4 million in the fourth quarter of 1999 and $ 0.1 million in the six month period ended June 30, 2000 due primarily to a reduction in certain employee-related expenses. The following table summarizes our 1999 restructuring charge activity for the six months ended June 30, 2000 (in thousands):


                                             ACCRUED                                                       ACCRUED
                                         RESTRUCTURING           CASH PAYMENTS                          RESTRUCTURING
                                           CHARGE AT                MADE IN          CHANGE IN            CHARGE AT
                                        DECEMBER 31, 1999            2000         RESERVE ESTIMATE     JUNE 30, 2000
                                        -----------------      --------------     ----------------     -------------
Severance and benefits                               356               (253)                 (103)                --
Sublease excess facilities                           129                (56)                   (7)                66
                                        -----------------      --------------     ----------------     -------------
   Total                                $            485         $     (309)      $          (110)      $         66
                                        =================      ==============     ================     =============

The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

NOTE 7.  1998 RESTRUCTURING CHARGE

      In May 1998, the Company adopted a restructuring plan whereby the Company reduced its United States workforce and closed its training facility in Utah. The restructuring plan resulted in a net charge of $12.1 million. The following table summarizes our 1998 restructuring charge activity for the six months ended June 30, 2000 (in thousands):

                                            ACCRUED                                            ACCRUED
                                         RESTRUCTURING           CASH PAYMENTS              RESTRUCTURING
                                           CHARGE AT               MADE IN                   CHARGE AT
                                        DECEMBER 31, 1999            2000                   JUNE 30, 2000
                                        -----------------        -------------              -------------

Exit facility leases                               118                   (12)                         106
                                        -----------------        -------------              -------------
   Total                                 $         118           $       (12)               $         106
                                        =================        ============               =============

NOTE 8.  GAIN ON REPURCHASE OF DEBT

      During the three month period ended June 30, 2000 we exchanged $5.0 million of principal of our convertible subordinated long term notes and rights to any accrued interest for 754,018 shares of our common stock, worth $3.25 million on the date of the exchange, and payment of $0.1 million in cash. We realized a gain of $1.75 million, which is recorded as an extraordinary item.

NOTE 9.  DISTRIBUTION AGREEMENT WITH U.S. SURGICAL

      We have entered into a five year agreement with United States Surgical, a unit of Tyco International Ltd. (a diversified manufacturing and service company, with 1999 revenues in excess of $22 billion) granting U.S. Surgical exclusive world-wide distribution rights, excluding Japan, to our Precision-OP minimally invasive beating-heart surgery system.

NOTE 10.  LICENSING AGREEMENT WITH INTUITIVE SURGICAL

      We have entered into an exclusive licensing agreement with Intuitive Surgical, Inc., a leading developer of robotic surgery technology. We have granted Intuitive exclusive rights to certain patents, restricted to surgical procedures in which a robot is utilized to perform surgery in the patient's body. We have received an up-front cash payment of $3.0 million and warrants for common stock, and will receive royalties if Intuitive develops certain products under the license. The company received warrants to purchase Intuitive Surgical common stock which was valued at approximately $466,000 using the Black-Scholes option valuation model. The stock underlying the warrants is restricted until 2001. The warrants are carried at $466,000, with an estimated fair value of approximately $1.7 million as of June 30, 2000. The payments and warrants totaling $3.5 million have been recorded as license revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000, and for the three and six months ended June 30, 2000 and June 30, 1999, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

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

      We have never had a profit from our operations. For the period from inception to June 30, 2000, we have incurred cumulative net losses of approximately $168 million. For at least the next six months, we expect to continue to incur losses.

RESULTS OF OPERATIONS

      TOTAL REVENUE. Total revenue consists of net sales of our EndoCPB and EndoDirect systems, and of license revenue from the licensing of some of our technology to third parties. Revenue from net sales is recognized upon transfer of title, which is generally upon product shipment. The license revenue, received in the quarter ended June

30, 2000, of $3.5 million was recognized as revenue as there is no significant continuing involvement under the license agreement. Net sales were $3.5 million in the three months ended June 30, 2000, compared with $4.1 million in the three months ended June 30, 1999. The decrease in net sales is primarily the result of the transition of one of our product lines from direct sales to a third party distribution channel. Licensing revenues were $3.5 million in the three months ended June 30, 2000. The licensing revenues were primarily associated with the granting of a license to Intuitive Surgical to certain patents restricted to surgical procedures in which a robot is utilized in the patient's body. For the six months ended June 30, 2000 and 1999, net sales were $7.8 million and $9.7 million, respectively.

      For the three months ended June 30, 2000 and 1999, international net sales represented 18% and 25% respectively. For the six months ended at the same dates, international net sales represented 18% and 19% of net sales, respectively.

      COST OF SALES. Cost of sales consist primarily of material, labor and overhead costs associated with manufacturing our EndoCPB and EndoDirect systems and related disposable and reusable devices. Cost of sales was $2.1 million in the three months ended June 30, 2000 compared to $2.7 million in the three months ended June 30, 1999. Cost of sales was $4.2 million in the six months ended June 30, 2000 compared to $6.0 million in the six months ended June 30, 1999. Cost of sales decreased in these periods as a result of improved manufacturing efficiency and reduced product shipments, offset by one time expenses associated with the reorganization of business activities and employee retention implemented during the second quarter of fiscal year 2000. Gross margin on product sales was 42% in the three months ended June 30, 2000 compared to 33% in the three months ended June 30, 1999. For the six months period ended June 30, 2000 and 1999, gross margin on product sales was 46% and 39%, respectively.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities. Research and development expenses were $1.4 million in the three months ended June 30, 2000 compared to $2.2 million in the three months ended June 30, 1999. Research and development expenses in the six months ended June 30, 2000 and 1999 were $3.0 million and $4.2 million, respectively. These decreases were primarily due to a reduction in headcount in 2000 related to our restructuring. We expect to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipate that we will continue to devote substantial resources to research and development activities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs and professional fees. Selling, general and administrative expenses decreased to $3.6 million in the three months ended June 30, 2000, from $5.7 million in the three months ended June 30, 1999. In the six months ended June 30, 2000 and 1999 selling, general and administrative expenses were $7.4 million and $11.1 million respectively These decreases were primarily due to a reduction in headcount primarily related to our distribution agreement with United States Surgical, a unit of Tyco International, Ltd., as well as a continued focus on reducing general operating expenses, offset by one-time expenses associated with employee retention.

      RESTRUCTURING CHARGE. The restructuring plan implemented beginning in April 2000 resulted in a charge of $1.4 million, offset by a $0.1 million change in estimate on the 1999 restructuring liability. The charge was for severance and other employee-related costs associated with the termination of approximately 43 employees.

      INTEREST INCOME AND OTHER, NET. Interest income and other, net was $0.4 million in the three months ended June 30, 2000 and $1.3 million in the three months ended June 30, 1999. The decrease is primarily due to our lower average investment balances. In the six months ended June 30, 2000 and 1999 interest income and other, net, was $1.0 million and $2.4 million respectively.

      INTEREST EXPENSE. Interest expense was $1.1 million in the three month period ended June 30, 2000 and $1.3 million in the three month period ended June 30, 1999. The decrease is primarily attributable to the repayment of $16.9 million of short term debt and $5.0 million of long term debt during the three month period ended June 30, 2000. In the six month periods ended June 30, 2000 and 1999 interest expense was $2.4 million and $2.5 million respectively.

LIQUIDITY AND CAPITAL RESOURCES.

      At June 30, 2000, we had approximately $16.1 million in cash and investments and approximately $19.6 million in working capital. Approximately $3.7 million of our cash and investments secure a letter of credit related to our facilities, and is therefore not available for operations. We also have a $10.0 million credit facility with a commercial bank. At June 30, 2000 no amount was outstanding under this facility. During the three month period ended June 30, 2000 we repaid $16.9 million of short term debt and exchanged $5.0 million of long term debt principal and rights to any accrued interests for 754,018 shares of our common stock, with a value on the date of exchange of approximately $3.25 million, and payment of $0.1 million in cash.

      Net cash used in operating activities was approximately $8.0 million in the six months ended June 30, 2000 and $15.0 million in the six months ended June 30, 1999, and resulted primarily from net losses in each period.

      Net cash provided by investing activities was approximately $30.8 million in the six months ended June 30, 2000 and $11.0 million in the six months ended June 30, 1999. The increase in the net cash provided by investing activities in the six month ended June 30, 2000 resulted primarily of the sale of short-term investments to repay the $16.9 million short term debt, offset partly by capital expenditures.

      Capital expenditures for equipment and leasehold improvements to support our operations were approximately $0.8 million in the six months ended June 30, 2000 and $1.0 million in the six months ended June 30, 1999.

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

OUR RESTRUCTURING OF OPERATIONS MAY NOT RESULT IN A REDUCTION IN COSTS OR NET LOSSES AND MAY HARM OUR BUSINESS.

      In April 2000 we began implementing a restructuring plan to reduce expenses and improve operating efficiency. Although management believes that the actions it is taking in connection with the restructuring should help align our expense structure with our business prospects, we can not be sure that such actions will enable us to achieve our objectives of reducing costs and reducing net losses. For example, it is possible that we may experience attrition beyond our planned reduction in workforce. Our future operations, operating results and financial condition will be harmed if we encounter difficulty in managing the restructuring.

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

IF WE FAIL TO MAINTAIN OUR RELATIONSHIP WITH ANY ONE OR MORE OF OUR PRINCIPAL CUSTOMERS, OUR REVENUES WILL DECLINE.

      Approximately 54% of our net sales in the six months ended June 30, 2000, were derived from sales to twenty customers. Our principal customers may not continue to purchase products from us at current levels, if at all. The loss of, or a significant adverse change in, the relationship between us and any major customer would cause our revenues to decline.

WE MAY NOT HAVE THE MANUFACTURING CAPABILITIES TO TIMELY MEET DEMAND FOR OUR PRODUCTS

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

WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES AND REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

      We have never had a profit from operations. For the period from inception to June 30, 2000, we have incurred cumulative net losses of approximately $168.2 million. For at least the next six months, we expect to continue to incur losses. We may never achieve or sustain profitability.

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

      We believe that our competitive position depends in significant part on our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions, and improvements that are important to the development of its business. As of June 30, 2000, we own 117 issued or allowed United States patents, and 18 issued foreign patents. In addition, as of June 30, 2000, we have 75 pending United States patent applications and we filed 40 patent applications that are currently pending in Europe, Japan, Australia, and Canada. Our issued patents, or any patents that may be issued in the future, may not effectively protect our technology or provide us a competitive advantage. Our patents or patent applications may be challenged, invalidated, or circumvented in the future. In addition, our competitors, many of which have substantially more resources than we do and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or internationally.

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

CONCENTRATION OF OWNERSHIP WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE
MATTERS.

      The present directors, executive officers, and principal stockholders of Heartport and their affiliates beneficially own approximately 47% of the outstanding Common Stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of Heartport.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7.A., Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

The company is exposed to equity market risks for changes in the fair value of Intuitive Surgical common stock. As of June 30, 2000, the company holds a warrant for the purchase of Intuitive Surgical common stock which as a carrying value of $466,000 and an estimated fair value of approximately $1.7 million. As of June 30, 2000, a hypothetical 20% decrease in the fair value of Intuitive Surgical common stock would result in an adverse change in the fair value of the warrants of approximately $0.3 million.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

           On May 31, 2000 Robert V. Gunderson resigned from our Board of Directors.

           On June 15, 2000 Steven C. Wheelwright resigned from our Board of Directors.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           27.1    Financial Data Schedule

     (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2000                  HEARTPORT, INC.

      ------------------------
                                              By: /s/ Casey M. Tansey


                                              --------------------------
                                              President,
                                      Chief Executive Officer
                                      and Acting Chief Financial Officer