Form 10-Q
period 2000-09-30
HEARTPORT INC
filed 2000-11-14
CIK 1009871

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------
                                    FORM 10-Q

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from ______to______

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

As of September 30, 2000, there, were 26,340,155 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                                     HEARTPORT, INC.
                                                        FORM 10-Q
                                                          INDEX





PART I.  FINANCIAL INFORMATION                                                          PAGE

Item 1.  Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets at September 30, 2000
          and December 31, 1999..................................................          3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 2000 and September 30, 1999...         4

          Condensed Consolidated Statements of Cash Flows for the
          Nine months ended September 30, 2000 and September 30, 1999.............         5

          Notes to Condensed Consolidated Financial Statements....................         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............        25

PART II. OTHER INFORMATION

Item 5.  Other information........................................................        26

Item 6.  Exhibits and Reports on Form 8-K.........................................        26

SIGNATURES........................................................................        26



--------------------------------------------------------------------------------
Heartport, the Heartport logo and EndoCPB are registered trademarks of the Company. Port-Access and EndoDirect are trademarks of the Company. Port-Access Partnership is a service mark of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




                                                       HEARTPORT, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)

                                                                             SEPTEMBER 30,                 DECEMBER 31,
                                                                                  2000                         1999
                                                                         -----------------------       ---------------------
                                                                              (UNAUDITED)                      (1)

ASSETS
Current assets:
      Cash and cash equivalents                                                  $        9,310                $      5,288
      Short-term investments                                                              5,527                      36,611
      Accounts receivable, net                                                            4,010                       3,881
      Inventories                                                                         2,289                       1,644
      Other current assets                                                                2,119                       1,259
                                                                         -----------------------       ---------------------
Total current assets                                                                     23,255                      48,683

Property and equipment, net                                                               9,704                      10,263

Other assets                                                                              2,001                       1,867
                                                                         -----------------------       ---------------------
Total assets                                                                     $       34,960               $      60,813
                                                                         =======================       =====================

LIABILITIES & NET CAPITAL DEFICIENCY
Current liabilities:
      Accounts payable                                                           $        1,817                $      1,757
      Accrued compensation and related benefits                                           1,238                       2,960
      Accrued interest                                                                    1,445                         639
      Short-term borrowings                                                                   -                      16,900
      Current portion of long-term debt                                                       8                         134
      Accrued restructure expenses                                                          277                         603
      Other current liabilities                                                              62                         784
                                                                         -----------------------       ---------------------
Total current liabilities                                                                 4,847                      23,777
                                                                         -----------------------       ---------------------
Noncurrent liabilities:
      Long-term debt, less current portion                                               48,020                      52,891
      Other long-term liabilities                                                           775                         620
      Deferred royalty income                                                             1,371                       1,922
                                                                         -----------------------       ---------------------
Total noncurrent liabilities                                                             50,166                      55,433
                                                                         -----------------------       ---------------------
Net capital deficiency:
      Common stock                                                                           26                          25
      Additional paid-in capital                                                        150,141                     146,460
      Treasury stock                                                                        (16)                          -
      Notes receivable from stockholders                                                   (444)                       (781)
      Accumulated deficit                                                              (169,761)                   (163,987)
      Accumulated other comprehensive income (loss)                                           1                        (144)
                                                                         -----------------------       ---------------------
Total net capital deficiency                                                            (20,053)                    (18,397)
                                                                         -----------------------       ---------------------
Total liabilities and net capital deficiency                                     $       34,960               $      60,813
                                                                         =======================       =====================

(1) DERIVED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999.

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ------------------------------    --------------------------
                                                             2000           1999              2000          1999
                                                        -------------    -------------    -------------    ---------
Net sales                                                  $  4,121     $  3,818             $ 11,949    $ 13,532
License revenue                                                  --           --                3,466          --
                                                            --------     --------            --------    --------
Total revenue                                                 4,121        3,818               15,415      13,532

Cost of sales                                                 2,101        2,310                6,320       8,281
                                                            --------     --------            --------    --------

Gross profit                                                  2,020        1,508                9,095       5,251

Operating expenses:
     Research and development                                   841        1,553                3,873       5,730
     Selling, general and administrative                      1,995        3,765                9,365      14,870
     Restructuring charge                                        --           --                1,275       2,907
                                                            --------     --------            --------    --------
Total operating expenses                                      2,836        5,318               14,513      23,507
                                                            --------     --------            --------    --------

Loss from operations                                           (816)      (3,810)              (5,418)    (18,256)

Interest income and other, net                                  148          895                1,222       3,260
Interest expense                                               (941)      (1,256)              (3,328)     (3,775)
                                                            --------     --------            --------     --------
Loss before extraordinary item                               (1,609)      (4,171)              (7,524)    (18,771)
Extraordinary item--gain on repurchase of debt                   --           --                1,750          --
                                                            --------     --------            --------    --------
Net loss                                                   $ (1,609)    $ (4,171)            $ (5,774)   $(18,771)
                                                            ========     ========           ========     ========

Basic and diluted net loss per share
    before extraordinary item                              $  (0.06)    $  (0.17)            $  (0.30)   $  (0.78)

Extraordinary income per share                                   --           --                 0.07          --
                                                            --------     --------            --------    --------
Basic and diluted net loss per share                       $  (0.06)    $  (0.17)            $  (0.23)   $  (0.78)
                                                            ========     ========            ========     ========

Shares used in calculation of basic and
diluted net loss per share                                   25,590       24,352              25,258       24,117
                                                            ========     ========            ========     ========




                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                           -----------------------------------
                                                                                                2000                1999
                                                                                           ---------------    ----------------
OPERATING ACTIVITIES:
Net loss                                                                                      $    (5,774)        $   (18,771)
Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                                             1,638               1,905
          Compensation related to stock options                                                         -                 102
          (Gain) loss on sales and disposals of property and equipment                                414                 (37)
          Extraordinary gain from the repurchase of debt                                           (1,750)                  -
          Non-cash restructuring expenses                                                               -                 234
          Changes in operating assets and liabilities:
              Accounts receivable (net)                                                              (129)               (415)
              Inventories                                                                            (645)                125
              Other assets                                                                           (700)                152
              Accrued restructure expenses                                                           (326)                266
              Accounts payable, accrued expenses and other liabilities                             (1,974)             (3,788)
                                                                                           ---------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                              (9,246)            (20,227)
                                                                                           ---------------    ----------------
INVESTING ACTIVITIES
Purchases of short-term investments                                                               (26,370)            (20,156)
Maturities of short-term investments                                                               11,471              13,828
Sales of short-term investments                                                                    45,633              29,141
Purchases of property and equipment                                                                (1,192)             (1,486)
                                                                                           ---------------    ----------------
NET CASH USED BY INVESTING ACTIVITIES                                                              29,542              21,327
                                                                                           ---------------    ----------------
FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                                431                 320
Proceeds from payments of stockholders' notes receivable                                              337                  27
Repurchase of treasury stock                                                                          (16)                  -
Repayment of short-term borrowings                                                                (16,900)                  -
Repayment of long-term borrowings                                                                    (126)               (351)
                                                                                           ---------------    ----------------
NET CASH USED BY FINANCING ACTIVITIES                                                             (16,274)                 (4)
                                                                                           ---------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           4,022               1,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    5,288              10,479
                                                                                           ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $   9,310          $   11,575
                                                                                           ===============    ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      CASH PAID FOR INTEREST                                                                    $   3,260           $   2,586
                                                                                           ===============    ================
NON-CASH INVESTING AND FINANCING ACTIVITIES:

      ACQUISITION OF EQUIPMENT UNDER CAPITAL LEASE                                                $   129             $     -
                                                                                           ===============    ================
      STOCK ISSUED IN EXCHANGE OF DEBT                                                           $  3,250             $     -
                                                                                           ===============    ================

                             SEE ACCOMPANYING NOTES

                                 HEARTPORT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and the restructuring charge) considered necessary for a fair presentation have been included. Heartport operates in one business segment which is engaged principally in the research, development, manufacturing and sale of minimally invasive and less invasive cardiac surgery systems and related technology.

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

NOTE 2.  INVENTORIES

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at September 30, 2000 and December 31, 1999 were as follows (in thousands):


                                           SEPTEMBER 30,              DECEMBER 31,
                                                2000                      1999
                                            (UNAUDITED)
                                        ---------------------    ------------------------
Materials and purchased parts                   $      1,709              $        1,240
Work in process                                           19                          68
Finished goods                                           561                         336
                                        ---------------------    ------------------------
Total inventories                               $      2,289              $        1,644
                                        =====================    ========================

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

   The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                 ---------------------     -----------------------
                                                                   2000         1999         2000          1999
                                                                 --------     --------     --------     ----------
                                                                      (UNAUDITED)                    (UNAUDITED)
Numerator for basic and diluted net loss per share:
      Net loss                                                   $ (1,608)    $ (4,171)    $ (5,773)    $  (18,771)
                                                                 --------     --------     --------     ----------
Denominator:
      Weighted-average common shares outstanding                   26,201       25,430       25,993         25,378
      Weighted-average nonvested shares subject to repurchase        (611)      (1,078)        (735)        (1,201)
                                                                 --------     --------     --------     ----------
Denominator for basic and diluted net loss per share               25,590       24,352       25,258         24,177
                                                                 --------     --------     --------     ----------

Basic and diluted net loss per share                             $  (0.06)    $  (0.17)    $  (0.23)    $    (0.78)
                                                                 ========     ========     ========     ==========



NOTE 4.  COMPREHENSIVE LOSS AND GAIN

For the three- and nine-month periods ended September 30, 2000, comprehensive loss was $1.6 million and $5.8 million, respectively compared to $4.2 million and $18.8 million for the three and nine-month periods ended September 30, 1999, respectively. Accumulated other comprehensive loss and gain presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized loss and gain on available-for-sale investments. There is no related tax effect for the unrealized loss and gain on available-for-sale investments.

NOTE 5.  2000 RESTRUCTURING CHARGE

     In April 2000, the company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, we reduced our United States workforce by approximately 32%. The planned restructuring activities resulted in a charge of $1.4 million, all of which related to severance and other employee related costs associated with approximately 43 terminated employees primarily in sales and manufacturing. The following table summarizes our 2000 restructuring charge activity for the nine months ended September 30, 2000 (in thousands):


                                                                                     ACCRUED
                                       RESTRUCTURING         CASH PAYMENTS        RESTRUCTURING
                                           CHARGE                MADE IN            CHARGE AT
                                          Q2 2000                 2000          SEPTEMBER 30, 2000
                                   ----------------------   -----------------  -------------------
Severance and benefits                             1,385             (1,255)                  130

                                   ----------------------   -----------------  -------------------
   Total                                   $       1,385        $    (1,255)          $       130
                                   ======================   =================  ===================


The remaining liability relates primarily to estimated cash expenditures in connection with severance and other employee-related costs. These liabilities are expected to be satisfied by the end of October 2000.


NOTE 6.  1999 RESTRUCTURING CHARGE

     In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 55 employees primarily in manufacturing and administration. The restructuring activities resulted in an original charge of $2.9 million which was reduced by $0.4 million in the fourth quarter of 1999 and $ 0.1 million in the nine month period ended September 30, 2000 due primarily to a reduction in certain employee-related expenses. The following table summarizes our 1999 restructuring charge activity for the nine months ended September 30, 2000 (in thousands):


                                          ACCRUED                                                           ACCRUED
                                       RESTRUCTURING         CASH PAYMENTS                               RESTRUCTURING
                                         CHARGE AT               MADE IN            CHANGE IN              CHARGE AT
                                     DECEMBER 31, 1999            2000          RESERVE ESTIMATE       SEPTEMBER 30, 2000
                                   ----------------------   -----------------  -------------------   ----------------------
Severance and benefits                               356               (253)                (103)                        -
Sublease excess facilities                           129                (56)                 (14)                       59
                                   ----------------------   -----------------  -------------------   ----------------------
   Total                                    $        485         $     (309)         $      (117)             $         59
                                   ======================   =================  ===================   ======================

The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.


NOTE 7.  1998 RESTRUCTURING CHARGE

   In May 1998, the Company adopted a restructuring plan whereby the Company reduced its United States workforce by 140 employees (primarily in manufacturing and in its Utah training facility) and closed its training facility in Utah. The restructuring plan resulted in a net charge of $12.1 million. The following table summarizes our 1998 restructuring charge activity for the nine months ended September 30, 2000 (in thousands):


                                          ACCRUED                                    ACCRUED
                                       RESTRUCTURING         CASH PAYMENTS        RESTRUCTURING
                                         CHARGE AT               MADE IN            CHARGE AT
                                     DECEMBER 31, 1999            2000           SEPTEMBER 30, 2000
                                   ----------------------   -----------------  ----------------------
Exit facility leases                                 118                (30)                   88
                                   ----------------------   -----------------  -------------------
   Total                                    $        118         $      (30)          $        88
                                   ======================   =================  ===================



The remaining liability relates primarily to estimated cash expenditures in connection with facility leases.


NOTE 8.  GAIN ON REPURCHASE OF DEBT

   During the nine month period ended September 30, 2000 we exchanged $5.0 million of principal of our convertible subordinated long term notes for 754,018 shares of our common stock, worth $3.25 million on the date of the exchange, and payment of $0.1 million in cash for rights to all accrued interest. We realized a gain of $1.75 million, which is recorded as an extraordinary item.


NOTE 9.  DISTRIBUTION AGREEMENT WITH U.S. SURGICAL

   In April 2000, we entered into a five year agreement with United States Surgical, a unit of Tyco International Ltd. (a diversified manufacturing and service company, with 1999 revenues in excess of $22 billion) granting U.S. Surgical exclusive world-wide distribution rights, excluding Japan, to our Precision-OP minimally invasive beating-heart surgery system.


NOTE 10.  LICENSING AGREEMENT WITH INTUITIVE SURGICAL

   We have entered into an exclusive licensing agreement with Intuitive Surgical, Inc., a leading developer of robotic surgery technology, in April 2000. We have granted Intuitive exclusive rights to certain patents, restricted to surgical procedures in which a robot is utilized to perform surgery in the patient's body. We have received a cash payment of $3.0 million and warrants for common stock, and will receive royalties if Intuitive develops certain products under the license. We received warrants to purchase Intuitive Surgical common stock which was valued at approximately $466,000 using the Black-Scholes option valuation model. The stock underlying the warrants is restricted until 2001. The warrants are carried at $466,000, with an estimated fair value of approximately $1.7 million as of September 30, 2000. The payments and warrants totaling $3.5 million have been recorded as license revenue.


NOTE 11.  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivative and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have a significant impact on our results of operations or financial condition when adopted.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101 ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The adoption of SAB 101 is not expected to have a significant impact on our revenue recognition policy or results of operations.

   In March 2000, the FASB issued interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (a) the definition of employee for purposes of applying opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.


NOTE 12.  RESTRICTED CASH

   As of September 30, 2000, approximately $3.7 million of our cash and investments secures a letter of credit related to our facilities, and is therefore not available for operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000, and for the three and nine months ended September 30, 2000 and September 30, 1999, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC").

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

   We have never had a profit from our operations. For the period from inception to September 30, 2000, we have incurred cumulative net losses of approximately $169.7 million. For at least the next three months, we expect to continue to incur losses.

RESULTS OF OPERATIONS

   TOTAL REVENUE. Total revenue consists of net sales of our EndoCPB and EndoDirect systems, and of license revenue from the licensing of some of our technology to third parties. Revenue from net sales is recognized upon transfer of title, which is upon product shipment.

Net sales were $4.1 million in the three months ended September 30, 2000, compared with $3.8 million in the three months ended September 30, 1999. The increase in net sales is primarily the result of the successful transition of one of our product lines from direct sales to a third party distribution channel. For the nine months ended September 30, 2000 and 1999, net sales were $11.9 million and $13.5 million, respectively. Licensing revenues were $3.5 million in the nine months ended September 30, 2000. The licensing revenues were primarily associated with the granting of a license to Intuitive Surgical to certain patents restricted to surgical procedures in which a robot is utilized in the patient's body.

   For the three months ended September 30, 2000 and 1999, international net sales represented 15% and 17% respectively. For the nine months ended at the same dates, international net sales represented 17% and 19% of net sales, respectively.

   COST OF SALES. Cost of sales consist primarily of material, labor and overhead costs associated with manufacturing our EndoCPB and EndoDirect systems and related disposable and reusable devices. Cost of sales was $2.1 million in the three months ended September 30, 2000 compared to $2.3 million in the three months ended September 30, 1999. Cost of sales was $6.3 million in the nine months ended September 30, 2000 compared to $8.3 million in the nine months ended September 30, 1999. Cost of sales decreased in these periods as a result of improved manufacturing efficiency, reflected by increased yield and unit produced per hour, and reduced product shipments, offset by one time expenses associated with the April 2000 restructuring and employee retention implemented during the second quarter of fiscal year 2000. Gross margin on product sales was 49% in the three months ended September 30, 2000 compared to 40% in the three months ended September 30, 1999. For the nine months period ended September 30, 2000 and 1999, gross margin on product sales was 47% and 39%, respectively. Gross margin increased as a result of the decrease in cost of sales.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consisted primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities. Research and development expenses were $0.8 million in the three months ended September 30, 2000 compared to $1.6 million in the three months ended September 30, 1999. Research and development expenses in the nine months ended September 30, 2000 and 1999 were $3.9 million and $5.7 million, respectively. These decreases were primarily due to a reduction in headcount in 2000 related to our restructuring. We expect to maintain a significant level of research and development spending to facilitate product improvements and new product development, and anticipate that we will continue to devote substantial resources to research and development activities.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of costs for sales, marketing and administrative personnel, as well as physician training costs and professional fees. Selling, general and administrative expenses decreased to $2.0 million in the three months ended September 30, 2000, from $3.8 million in the three months ended September 30, 1999. In the nine months ended September 30, 2000 and 1999 selling, general and administrative expenses were $9.4 million and $14.9 million respectively. These decreases were primarily due to a reduction in headcount primarily related to our distribution agreement with United States Surgical, a unit of Tyco International, Ltd., as well as a continued focus on reducing general operating expenses, offset by one-time expenses associated with employee retention.

   RESTRUCTURING CHARGE. The restructuring plan implemented beginning in April 2000 resulted in a charge in the second quarter of fiscal year 2000 of $1.4 million, offset by a $0.1 million change in estimate on the 1999 restructuring liability. The charge was for severance and other employee-related costs associated with the termination of approximately 43 employees.

   INTEREST INCOME AND OTHER, NET. Interest income and other, net was $0.2 million in the three months ended September 30, 2000 and $0.9 million in the three months ended September 30, 1999. The decrease is primarily due to a reduction in our average investment balances resulting from the repayment of $
16.9 million of short-term debt in May 2000 and the support of our continuing operations. In the nine months ended September 30, 2000 and 1999 interest income and other, net, was $1.2 million and $3.3 million respectively.

   INTEREST EXPENSE. Interest expense was $0.9 million in the three month period ended September 30, 2000 and $1.3 million in the three month period ended September 30, 1999. In the nine-month periods ended September 30, 2000 and 1999 interest expense was $3.3 million and $3.8 million respectively. The decrease is primarily attributable to the repayment of $16.9 million of short term debt and $5.0 million of long term debt during the nine month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

   At September 30, 2000, we had approximately $14.8 million in cash and investments and approximately $18.4 million in working capital. Approximately $3.7 million of our cash and investments secure a letter of credit related to our facilities, and is therefore not available for operations. We also have a $10.0 million credit facility with a commercial bank. At September 30, 2000 no amount was outstanding under this facility. We repaid $16.9 million of short term debt in May 2000. In addition, in April 2000 we exchanged $5.0 million of long term debt principal and rights to any accrued interests for 754,018 shares of our common stock, with a value on the date of exchange of approximately $3.25 million, and payment of $0.1 million in cash.

   Net cash used in operating activities was approximately $9.2 million in the nine months ended September 30, 2000 and $20.2 million in the nine months ended September 30, 1999. The decrease in the net cash used by operating activities in the three month ended September 30, 2000 resulted primarily from the decrease in net loss from $ 18.8 million in the nine month period ended September 30, 1999 to $ 5.8 million in the nine month period ended September 30, 2000.

   Net cash provided by investing activities was approximately $29.5 million in the nine months ended September 30, 2000 and $21.3 million in the nine months ended September 30, 1999. The increase in the net cash provided by investing activities in the nine month ended September 30, 2000 resulted primarily of the sale of short-term investments to repay the $16.9 million short term debt, offset partly by capital expenditures.


   Capital expenditures for equipment and leasehold improvements to support our operations were approximately $1.2 million in the nine months ended September 30, 2000 and $1.5 million in the nine months ended September 30, 1999.

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

OUR RESTRUCTURING OF OPERATIONS MAY NOT RESULT IN A REDUCTION IN COSTS OR NET LOSSES AND MAY HARM OUR BUSINESS.

   In April 2000 we began implementing a restructuring plan to reduce expenses and improve operating efficiency. If we cannot reduce or manage our costs through such actions, our net losses may increase. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. Such consequences may impair our business beyond any benefits gained by the restructuring and we may encounter difficulty in managing the restructuring.

OUR PRODUCTS ARE IN AN EARLY STAGE OF UTILIZATION AND IF THEY DO NOT PROVE SAFE OR EFFECTIVE, OUR BUSINESS WILL FAIL.

   Our EndoCPB system, EndoDirect system and other products and related devices are at an early stage of clinical utilization and their clinical safety and efficacy has not been proven. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including:

   -  bleeding from the wound or internal organs;
   -  irregular heartbeat;

   -  formation of blood clots and related complications;
   -  infection;
   -  heart attack;
   -  heart failure;
   -  stroke and death.
Port-Access minimally invasive cardiac surgery also has additional risks compared to open-chest surgery, including tearing or splitting of major blood vessels. We have little or no clinical experience with our recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. Accordingly, we cannot be sure of their clinical safety and efficacy. If, with further experience, any of our products do not prove to be safe and effective or if we are otherwise unable to commercialize them successfully, our business will fail.

IF OUR PRODUCTS DO NOT ACHIEVE MARKET ACCEPTANCE OUR BUSINESS WILL FAIL.

   Our products may not gain acceptance among physicians, patients, and health care payors as a modality of treatment. Most patients with cardiovascular disease first consult with a cardiologist, who may treat the patient with pharmaceuticals or non-surgical interventions such as percutaneous transluminal coronary angioplasty ("PTCA") and intravascular stents, or may refer the patient to a cardiac surgeon for open-chest surgery. Cardiologists may not recommend minimally invasive or less invasive surgical procedures for safety, cost and efficacy reasons or for other reasons beyond our control. If physicians do not recommend surgical procedures that utilize our products, then our products may not gain general market acceptance and health care payors may not provide adequate reimbursement, if any. We believe that our Port-Access procedure volume by trained cardiac surgery teams has been negatively impacted by ease of use issues, the significant physician learning curve, and longer procedure times associated with Port-Access surgery. In addition, broad use of our Port-Access products will require extensive training of numerous physicians, and the time required to begin and complete such training could adversely affect market acceptance. We may not be able to train physicians quickly enough or in numbers sufficient to generate adequate demand for our products. If our products fail to achieve significant market acceptance our business will fail.

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

IF WE FAIL TO MAINTAIN OUR RELATIONSHIP WITH ANY ONE OR MORE OF OUR PRINCIPAL CUSTOMERS, OUR REVENUES WILL DECLINE.

   Approximately 57% of our net sales in the nine months ended September 30, 2000, were derived from sales to twenty customers. We do not enter into long-term or firm commitment contracts with our customers. As a result, our principal customers may not continue to purchase products from us at current levels, if at all. The loss of, or a significant adverse change in, the relationship between us and any major customer would cause our revenues to decline.


WE MAY NOT HAVE THE MANUFACTURING CAPABILITIES TO TIMELY MEET DEMAND FOR OUR PRODUCTS.

   We have limited manufacturing experience. Our manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of our products is complex, involving a number of separate processes and components. We have very little experience manufacturing our recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. We have contracted with third parties to manufacture certain of our products and product components. These suppliers may not be able to successfully scale-up production to meet commercial demand for our products in a timely manner. In addition, we believe that cost reductions in their manufacturing operations will be required for us to commercialize our systems on a profitable basis. Some manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. Medical device manufacturers may encounter difficulties in scaling up manufacturing of new products, including:

   -  problems involving product yields;
   -  quality control and assurance;
   -  component and service availability;
   -  adequacy of control policies and procedures;
   -  lack of qualified personnel;
   -  compliance with FDA regulations;
   - the need for further FDA approval of new manufacturing processes and facilities.

We have experienced variable yields in manufacturing some of our product components. These yields may retard efficient manufacturing of our products and interrupt our business. If we cannot efficiently manufacture products for commercial sale, our revenues may suffer and decline.

OUR INABILITY TO OBTAIN OR MANAGE PRODUCT COMPONENTS OR OTHER RESOURCES MAY CAUSE US TO INCUR ADDITIONAL COSTS THAT WILL AFFECT PROFITABILITY.

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

   We manufacture our products based on forecasted product orders, and purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by us vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Some components used in our products have long lead times or must be ordered on non-cancelable terms. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts, as well as potential costs from non-cancelable orders.

WE MAY NOT BE ABLE TO COMPETE IN OUR RAPIDLY CHANGING MARKET.

   We believe that the market for minimally invasive and less invasive cardiac surgery will be intensely competitive. This market is still in the early stages of development a number of competitors are likely to develop. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. We believe that a number of large companies, including Baxter International Inc., the Ethicon Endosurgery division of Johnson & Johnson, Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than we do, may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. In addition, new companies have been and will continue to be formed to pursue opportunities in the minimally invasive and less invasive cardiac surgery fields.

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

WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES AND REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

   We have never had a profit from operations. For the period from inception to September 30, 2000, we have incurred cumulative net losses of approximately $169.7 million. For at least the next three months, we expect to continue to incur losses. We may never achieve or sustain profitability.

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

   We believe that our competitive position depends in significant part on our ability to protect our intellectual property. We have sought to protect our proprietary position by filing United States and foreign patent applications related to our technology, inventions, and improvements that are important to our products and business. As of September 30, 2000, we own 121 issued or allowed United States patents, and 18 issued foreign patents. In addition, as of September 30, 2000, we have 75 pending United States patent applications and we filed 40 patent applications that are currently pending in Europe, Japan, Australia, and Canada. Our issued patents, or any patents that may be issued in the future, may not effectively protect our technology or provide us a competitive advantage. Our patents or patent applications may be challenged, invalidated, or circumvented in the future. In addition, our competitors, many of which have substantially more resources than we do and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or internationally.

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

PRODUCT LIABILITY LAWSUITS COULD DIVERT OUR RESOURCES, RESULT IN SUBSTANTIAL LIABILITIES AND REDUCE THE COMMERCIAL POTENTIAL OF OUR PRODUCTS.

   As a developer and manufacturer of devices for use by consumers, we may be exposed to product liability claims in the event that the use of our products results in personal injury or death. Claims related to product liability are a regular and ongoing aspect of the medical device industry, and at any one time we may be subject to claims asserted against us and are involved in product liability litigation. We maintain limited insurance against certain product liability claims, such coverage may not continue to be available on terms acceptable to us or such coverage may not be adequate for any liabilities actually incurred. Also, in the event that any of our products prove to be defective, we may be required to recall or redesign such products. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may impair our ability to sell products or become profitable.

IF OUR PRODUCTS ARE NOT APPROVED BY REGULATORY AGENCIES, WE WILL BE UNABLE TO COMMERCIALIZE THEM.

   Our products are subject to regulatory clearances or approvals by the FDA. We believe that most of our individual devices and systems will be subject to United States regulatory clearance through the 510(k) premarket notification process rather than a more extensive PMA submission. Although we have received clearance from the FDA to market the EndoCPB system, the EndoDirect system and several proprietary Class II disposable surgical devices for our Port-Access CABG and MVR surgery systems in the United States, securing FDA approvals and clearances for additional Port-Access devices and other products under development will require submission to the FDA of extensive technical information and may require submission of extensive clinical data. The FDA may not act favorably or quickly on our 510(k) or other submissions, and we may encounter significant difficulties and costs in our efforts to obtain FDA clearance that could delay or preclude us from marketing and selling our products in the United States. Furthermore, the FDA may request additional data, require that we conduct further clinical studies, or require a more extensive PMA submission, causing us to incur substantial costs and delays. Our business, financial condition, and results of operations are critically dependent upon FDA clearance or approval of our systems. Failure to obtain such clearances or approvals, or to obtain such clearances or approvals on a timely basis, would have a material adverse effect on our business, financial condition, and results of operations, and could result in postponement of the commercialization of our products or even cessation of our business in the United States.

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

HEALTHCARE REFORM AND RESTRICTIONS ON REIMBURSEMENTS MAY LIMIT OUR RETURNS ON OUR PRODUCTS.

   We expect that sales volumes and prices of our products will be heavily dependent on the availability of reimbursement from third-party payors. In addition, we believe individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of our products. Our products are typically purchased by clinics, hospitals, and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

   In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. We may need to seek international reimbursement approvals to secure reimbursement for procedures using our products. Such approvals may not be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

   We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by us. We are aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. Third-party reimbursement and coverage may not be adequate or available in either United States or foreign markets. If third-party payor coverage or reimbursement is unavailable or inadequate, our ability to compete and generate revenues could be impaired.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK WILL BECOME LESS EASILY TRADEABLE AND STOCKHOLDERS MAY BE UNABLE TO QUICKLY AND EASILY BUY OR SELL OUR COMMON STOCK.

   Holders of our common stock currently enjoy the benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq National Market trading system. We have been informed by Nasdaq that our net tangible assets has fallen below the level required for continued listing on the Nasdaq National Market. Nasdaq also informed us that we would be eligible for listing on the Nasdaq SmallCap Market. We are now in the process of applying to have our common stock listed on the Nasdaq SmallCap Market. Pending approval of our application, our common stock will trade on the Nasdaq SmallCap Market. Trading on the SmallCap Market may result in potentially lower volumes of active buyers and sellers. In addition, there are classes of purchasers of securities who are limited in their ability to acquire or trade in SmallCap stocks. As a result, there could be a less active trading market. This, in turn, could adversely affect stockholder's ability to quickly and easily sell our common stock and the prices at which it may be bought or sold.

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

The company is exposed to equity market risks for changes in the fair value of Intuitive Surgical common stock. As of September 30, 2000, the company holds a warrant for the purchase of Intuitive Surgical common stock which as a carrying value of $466,000 and an estimated fair value of approximately $1.7 million. As of September 30, 2000, a hypothetical 20% decrease in the fair value of Intuitive Surgical common stock would result in an adverse change in the fair value of the warrants of approximately $0.3 million.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On May 31, 2000 Robert V. Gunderson resigned from our Board of Directors.

      On June 15, 2000 Steven C. Wheelwright resigned from our Board of
Directors.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

       27.1 Financial Data Schedule

   (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended September 30, 2000.



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14,  2000              HEARTPORT, INC.
      ------------------
                                      By: /s/ Casey M. Tansey



                                      ------------------------
                                      President,
                                      Chief Executive Officer
                                      and Acting Chief Financial Officer