Form 10-K
period 2000-12-31
HEARTPORT INC
filed 2001-02-22
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NUMBER 0-28266

                            ------------------------

                                HEARTPORT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 94-3222307
             (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NUMBER)

         700 BAY ROAD, REDWOOD CITY, CALIFORNIA                                     94063
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                 (650) 306-7900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001: approximately $36,958,740 (based on the last reported sale price of $2.63 per share on January 31, 2001 on the Nasdaq SmallCap Market). The number of shares of common stock outstanding as of February 16, 2001 was 26,364,821.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1.     Business....................................................    1
2.     Properties..................................................   25
3.     Legal Proceedings...........................................   25
4.     Submission of Matters to a Vote of Security Holders.........   25

                                 PART II
5.     Market for Registrant's Common Equity and Related              26
       Stockholder Matters.........................................
6.     Selected Consolidated Financial Data........................   27
7.     Management's Discussion and Analysis of Financial Condition    27
       and Results of Operations...................................
7A.    Quantitative and Qualitative Disclosures about Market          31
       Risks.......................................................
8.     Financial Statements and Supplementary Data.................   31
9.     Changes in and Disagreements with Accountants on Accounting    49
       and Financial Disclosure....................................

                                PART III
10.    Directors and Executive Officers of the Registrant..........   49
11.    Executive Compensation......................................   51
12.    Security Ownership of Certain Beneficial Owners and            58
       Management..................................................
13.    Certain Relationships and Related Transactions..............   59

                                 PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form    61
       8-K.........................................................

---------------
     Heartport, the Heartport logo, DirectFlow, EndoAVR, EndoClamp, EndoCPB, EndoDirect, EndoPlege, EndoVent, Precision-OP, QuickDraw, SoftClamp, StillSite and EndoReturn are registered trademarks of the Company. InSite AVR, OPTrac, Port-Access, and StraightShot are trademarks of the Company.

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors."

                                     PART I

ITEM 1. BUSINESS

     Heartport, Inc. ("Heartport" or the "Company") is a cardiovascular device company that develops, manufactures and markets proprietary products designed to make cardiac surgery less invasive for patients. Our technologies allow surgeons to perform a wide range of less invasive open-chest and minimally invasive heart operations, including stopped heart and beating heart procedures. Our Port-Access systems for stopped heart surgeries are designed to enable surgeons to perform several types of cardiac surgeries in a minimally invasive manner through small incisions, or "ports," between the ribs without the need to crack open the chest as required in conventional heart surgery. While fundamentally changing access to the heart, procedures performed with our Port-Access products closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. Studies based on the limited clinical experience to date indicate that Port-Access products offer efficacy equal to that of conventional heart surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays and reduced convalescence time. In 1999, we introduced several new cardiac surgery products, including the Precision-OP system for cardiac surgery performed on a beating heart. The Precision-OP system allows cardiac surgeons to perform coronary artery bypass grafting without stopping the heart and placing the patient on a cardiopulmonary bypass machine. We believe that procedures performed with our Precision-OP system may have a reduced rate of neurological and other complications as compared to conventional cardiac procedures. In 2000, we expanded our product offering substantially, introducing several new cardiac surgery products and systems including systems for aortic valve replacement and beating heart coronary artery bypass grafting.

     Heartport was incorporated in California in May 1991, and it was reincorporated in Delaware in April 1995. It is headquartered in Redwood City, California. The mailing address for the Company's headquarters is 700 Bay Road, Redwood City, California, 94063. Its telephone number is (650) 306-7900. Heartport can also be reached at its Web site www.heartport.com.

RECENT DEVELOPMENTS

     In April 2000, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, we reduced our United States workforce by approximately 32%. The planned restructuring activities resulted in a charge of $1.4 million, all of which related to severance and other employee related costs associated with the termination of approximately 43 employees primarily in sales and manufacturing.

     The Company has entered into an Amended and Restated Agreement and Plan of Merger, dated as of January 26, 2001, with Johnson & Johnson. Pursuant to the terms of the merger agreement, HP Merger Sub, Inc., a newly-formed, wholly-owned subsidiary of Johnson & Johnson, will be merged with and into Heartport, with Heartport continuing as the surviving corporation in the merger and becoming a wholly-owned subsidiary of Johnson & Johnson. Upon consummation of the proposed merger, each holder of Company common stock will receive a fraction of a share of Johnson & Johnson common stock based on an exchange ratio for each share of Company common stock that he or she owns. The exchange ratio will be calculated by dividing $2.72 by the average per share closing price of Johnson & Johnson common stock as reported on the New York Stock Exchange Composite Transactions Tape during a period of 20 trading days ending on the second trading day immediately proceeding the date on which the merger is completed. Heartport intends to consummate this merger once it receives all necessary stockholder approvals and regulatory clearance and all conditions to the consummation of the merger contained in the merger agreement have been satisfied. Heartport can provide no assurance that all of these conditions will be satisfied or waived by the party entitled to do so. Johnson & Johnson filed a registration statement on Form S-4 with respect to this transaction on February 22, 2001, which includes a proxy statement/prospectus that will be mailed to Heartport's stockholders once the information contained in that document is finalized. The foregoing statements regarding the pending acquisition of Heartport by Johnson & Johnson are forward-looking statements subject to a number of risks and uncertainties including the factors set forth below in "Risk Factors -- The proposed merger involves risks and uncertainties and may not be completed."

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

     Although highly efficacious, open-chest heart surgery is traumatic and painful, typically requires a lengthy period of convalescence and is expensive. The heart sits in the middle of the chest, protected by skeletal armor consisting of the sternum or "breast bone," the rib cage, and the spine. In conventional heart surgery, the heart is accessed by means of a sternotomy, whereby a surgeon makes an incision of approximately 12 inches in the patient's chest, the sternum is cut in half with a bone saw, and the rib cage is then spread open with a steel retractor. The procedure is highly traumatic, resulting in a lengthy and painful recovery period. In 1995, open-chest heart surgery patients in the United States remained in the hospital for an average of ten days and required a significant period of convalescence following discharge. Conventional cardiac surgery is also expensive. Average charges for a CABG procedure and for a valve procedure are approximately $45,000 and $55,000, respectively. In addition, substantial costs are incurred during convales-cence. With approximately 500,000 open-chest heart surgeries performed in the United States each year, the total cost to the U.S. healthcare system is substantial.

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

     Although PTCA is less invasive than conventional CABG, a major drawback of PTCA is the high rate of restenosis, or renarrowing of the blood vessel at the treatment site. Restenosis within six months following a PTCA procedure occurs at rates ranging from 15% to 50%. The majority of PTCA patients eventually undergo another PTCA procedure or require CABG surgery. Although the cost of a single PTCA procedure may be substantially less than a conventional CABG procedure, a recent study indicated that three years after the procedure, PTCA has no cost advantage over conventional open-chest CABG due to the need for subsequent interventions. Furthermore, another recent study concluded that the quality of life, post intervention, is better for conventional open-heart surgery patients because of the follow-up interventions required in PTCA. More recently, clinicians have begun to employ mechanical coronary artery stents, metal prostheses designed to hold open arteries, as a means of preventing restenosis. Although long-term clinical data is not yet available, stents appear to reduce but not eliminate the problem of restenosis associated with non-surgical treatment of CAD.

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

THE HEARTPORT SOLUTION

  Stopped Heart Surgery

     Heartport has developed proprietary systems and products for performing several different types of minimally invasive heart surgery on a stopped heart. These systems and devices have been cleared or exempted by the Food and Drug Administration ("FDA") for commercial sale in the United States and by a Notified Body in Europe. Heartport's core platforms are an endovascular cardiopulmonary bypass ("EndoCPB") system and a direct cannulation cardiopulmonary bypass ("EndoDirect") system. Each platform allows surgeons to place the patient on CPB and stop and protect the patient's heart without the need for a sternotomy. Using the Company's EndoCPB or EndoDirect platform and procedure-specific systems, the surgeon is able to perform cardiac surgery by accessing the heart through small incisions, or "ports," placed between the patient's ribs. Our systems include reusable and disposable devices for Port-Access CABG, Port-Access mitral valve repair and mitral valve replacement (collectively, "MVR"), and Port-Access aortic valve replacement ("AVR") surgeries. While fundamentally changing access to the heart, Port-Access surgical procedures closely parallel the conventional procedures that have been used in heart surgery since the mid-1950s. Clinical studies indicate that Port-Access products offer efficacy equal to that of conventional open-chest surgery, but with the benefits of reduced trauma and complications, reduced pain and suffering, shorter hospital stays, reduced convalescence time, and lower overall cost. See "Risk Factors -- If our products do not achieve market acceptance" and "-- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

  Beating Heart Surgery

     Heartport has also developed the Precision-OP system, a proprietary system for performing coronary artery bypass grafting procedures on a beating heart. The Company's Precision-OP system is a Class I device that is exempt from FDA premarket notification requirements. In March 2000, the Company obtained Conformite Europeene ("CE") Mark approval for the Precision-OP system, enabling the Company to market the system in Europe. With the Precision-OP platform, surgeons can perform multi-vessel CABG without stopping the heart and placing the patient on a CPB machine. See "Risk Factors -- If our products do not achieve market acceptance our business will fail" and "-- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

MARKETS AND APPLICATIONS

     Cardiovascular disease is the leading cause of death in the United States and other developed countries. In the United States, it causes approximately one million deaths per year, which represents over 40% of all deaths. CAD is one of the most common forms of cardiovascular disease, affecting approximately 12 million people in the United States. If untreated, CAD can cause a myocardial infarction or "heart attack." Each year, approximately 1.0 million people experience heart attacks in the United States, and each year approximately 500,000 deaths result from CAD. Each year on a worldwide basis, approximately 600,000 CAD patients undergo conventional open-chest CABG surgery, over 800,000 CAD patients undergo PTCA or other non-surgical interventions, and approximately 200,000 VHD patients undergo open-chest valve repair or replacement procedures. MVRs represent approximately 40% and AVRs represent approximately 60% of valve surgery procedures. Per-patient charges of these heart surgery procedures in the United States average approximately $20,000 for PTCA, $45,000 for conventional CABG, and $55,000 for conventional valve surgery. Heartport has demonstrated that its products provide less invasive surgical alternatives for CABG, MVR, AVR and other procedures.

  Coronary Artery Bypass Grafting -- CABG

     Currently, the most efficacious treatment for CAD is conventional open-chest CABG surgery. In a conventional open-chest CABG, an incision of approximately 12 inches is made in the patient's chest, the patient's sternum is cut in half with a bone saw, and the rib cage is spread open with a steel retractor. Blood is re-routed past a narrowing in one or more coronary arteries by either grafting an artery from the chest wall to the coronary artery below the narrowing, or grafting a section of artery or vein from another part of the body both to the aorta (which serves as a source of oxygenated blood) and to a point below the narrowed segment on the affected coronary artery, or both. Using the internal mammary artery from the chest wall is the most efficacious procedure given its long term patency in such open-chest procedures. The IMA is dissected free from the chest wall and prepared for grafting to the coronary artery. Large tubes, or cannulae, are inserted directly through the walls of the heart and the aorta in order to place the patient on CPB, the aorta is compressed closed with an external cross-clamp, and a catheter is used to administer the cardioplegic solution that stops the heart. The IMA is then sutured in place on the affected coronary artery, which sits motionless atop the stopped heart. The patient's chest is closed and the sternum is held together with steel wire. Afterward, the patient has a long and painful recovery. In the United States, open-chest CABG patients spend an average of eight days in the hospital, and we estimate that up to two or more days are spent in the intensive care unit ("ICU"). For some period following surgery, a ventilator breathes for the patient because the trauma to the rib cage and sternum makes unassisted breathing extremely painful.

     Each step in the Company's Port-Access CABG procedure parallels a corresponding step in conventional CABG. Instead of accessing the heart through a large opening in the chest, however, the procedure is accomplished through small incisions, or "ports" between the patient's ribs. During the procedure, our EndoCPB system or EndoDirect system, a series of proprietary catheters inserted via certain of the patient's vessels, circulates oxygenated blood throughout the body and stops and protects the heart. Our Port-Access CABG system is designed to enable the surgeon to access the heart and its associated vessels, visualize the interior of the thoracic cavity, access and prepare the arterial or venous grafts, attach the grafts to the diseased coronary arteries resting motionless atop the stopped heart, and do various other supporting activities. Upon completion of the surgical procedure, the heart is allowed to spontaneously resume normal activity and CPB is discontinued. The patient leaves the operating room with the heart revascularized in the same manner as in a conventional open-chest CABG procedure, but with the port incisions sutured closed rather than with the chest held together with steel wire.

     In an OPCABG procedure using the Precision-OP system, a sternotomy or mini-sternotomy is performed to create access to the heart, and the OPTrac Retractor is used to spread the ribs apart and assist the surgical team in performing other activities. The StillSite Stabilizer is connected to the retractor and positioned over the diseased coronary artery to render it motionless while the heart remains beating. The surgeon then attaches the graft vessel beyond the blockage in the coronary artery using standard techniques. The surgeon can manipulate the heart to reach coronary arteries on the back and sides of the heart, and thus perform multi-vessel bypass grafting on all coronary vascular beds. After grafting is complete, the chest incision is closed in the same manner as in a conventional cardiac procedure.

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

     Similar to Port-Access CABG, each step in a Port-Access MVR procedure closely parallels the corresponding step in a conventional MVR procedure, but no sternotomy is required. The EndoCPB system or the EndoDirect system is used to place the patient on CPB, to stop and protect the heart, and to empty the heart of blood. The Port-Access MVR system is designed to permit the surgeon to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis, close the heart, allow the heart to spontaneously resume normal activity, and then discontinue CPB. The patient leaves the operating room with the heart valve repaired or replaced in the same manner as in a conventional, open-chest MVR procedure, but with the port incisions sutured closed rather than the chest held together with steel wire.

     An aortic valve replacement procedure is performed with the Company's InSite AVR system in much the same way as a Port-Access MVR surgery, except that the aortic valve is accessed through the aorta rather than through the left atrium. A variety of incisions can be used with the InSite AVR system to gain access to the heart, allowing significant flexibility in surgical technique. The InSite AVR system is used along with a conventional surgical cross-clamp to place the patient on CPB. The diseased aortic valve is replaced with a prosthesis using standard techniques, and the chest is closed once the procedure is complete.

STRATEGY

     Since inception, Heartport's objective has been to become the global leader in research, development and commercialization of systems for less invasive and minimally invasive cardiac surgery. Key elements of our strategy include:

     Provide Cardiac Surgeons with a Wide Range of Products for Both Stopped Heart and Beating Heart Surgery. In 2000 we expanded our product offering substantially, introducing several new cardiac surgery products and systems including systems for aortic valve replacement and beating heart coronary artery bypass grafting. Additional new products are under development, with market launches planned in 2001. We believe that our expanded product line will increase sales force efficiency and will result in a growing customer base. See "Risk Factors -- If our products do not achieve market acceptance our business will fail."

     Establish Port-Access Minimally Invasive Cardiac Surgery as a Standard Of Care For CAD and VHD. We believe that the Company is the first to design, develop and receive FDA clearance of products for the minimally invasive surgical treatment of CAD and VHD. We are currently marketing our products to prominent cardiac surgery centers in the United States and Europe. In addition, the Company intends to support clinically driven research efforts to prove the efficacy and benefits of Port-Access minimally invasive cardiac surgery. In this regard, in 1997 we established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes data and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database.

     Market to High Volume Cardiac Surgery Centers with the Company's Direct Sales Force. The cardiac surgery market in the United States and Europe is highly concentrated, with 300 centers responsible for over 50% of the more than 500,000 open-chest surgeries performed annually in the two regions. The Company has targeted many of these centers with its direct sales force. As of January 31, 2001 the Company had ten field sales specialists in the United States and four field sales specialists in Europe with extensive experience selling cardiac surgery and cardiology products. As of January 31, 2001 we also had one clinical education specialist in the United States who works closely with the field sales specialists. See "Sales, Marketing, Training and Distribution." Also see "Risk Factors -- We may fail to train physicians in numbers sufficient to generate demand for our products."

     Protect and Enhance Proprietary Position. Heartport currently holds issued or allowed patents covering a number of fundamental aspects of our EndoCPB system, EndoDirect system, procedure-specific Port-Access products and beating heart products. As of December 31, 2000, we owned 123 issued or allowed United States patents and 18 issued foreign patents. In addition, as of December 31, 2000, the Company had 54 pending United States patent applications and had filed 40 patent applications that are currently pending in Europe, Japan, Australia and Canada. The Company intends to continue to pursue its patent filing strategy and to vigorously defend its intellectual property position against infringement. See "Risk Factors -- We may not be able to adequately protect our intellectual property and we are vulnerable to claims that our products infringe third-party intellectual property rights."

     Target International Markets. Heartport intends to continue to devote resources to penetrate international markets. We have received the necessary regulatory approvals in Europe and are pursuing approvals in Canada, Australia and Asia to market our EndoCPB, EndoDirect, Port-Access and Precision-OP systems. In addition, we have trained surgical teams from centers in several countries, including England, Scotland, Germany, France, Spain, Belgium, Italy, Canada, Australia, India, Japan and Israel. In December 1997 Heartport entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz is the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. In April 2000, Heartport entered into an exclusive worldwide distribution agreement (excluding Japan) for its beating heart product line with United States Surgical. See "Strategic Relationships." Also see "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

TECHNOLOGY

  Stopped Heart Surgery

     Heartport's systems for stopped heart minimally invasive cardiac surgical procedures consist of a common platform, either the EndoCPB system or the EndoDirect system, and procedure-specific systems comprising proprietary reusable and disposable devices.

     Endovascular and Direct Cannulation Cardiopulmonary Bypass. The EndoCPB system and the EndoDirect system are a series of proprietary catheters used to place the patient on CPB and to stop and protect the heart during cardiac surgery without performing a sternotomy. There are five key components:

     - the EndoClamp aortic occlusion catheter, a fluid-filled balloon catheter, occludes the ascending aorta, stops and cools the heart via delivery of cardioplegic solution, monitors aortic root pressures, and drains excess blood from the heart;

     - the QuickDraw venous drainage cannula removes deoxygenated blood from the body;

     - the EndoReturn arterial return cannula and the DirectFlow arterial return cannula return oxygenated blood to the body;

     - the EndoVent pulmonary venting catheter drains blood from the heart via the pulmonary artery; and

     - the EndoPlege sinus catheter provides an alternative route for delivery of cardioplegic solution.

     Each component of the EndoCPB system is positioned within the vascular system via peripheral vascular access. Each component of the EndoDirect system also is positioned within the vascular system via peripheral vascular access except the arterial return cannula and the aortic occlusion catheter, which access the aorta directly through a port in the chest.

     Port-Access Coronary Artery Bypass Grafting. The Port-Access CABG system currently consists of 25 - 30 reusable and disposable devices designed for performing the entire CABG procedure in a minimally invasive manner. The system includes devices for accessing the heart and its associated vessels, visualizing the interior of the thoracic cavity, accessing and preparing the arterial and venous grafts, attaching the grafts to the diseased coronary artery and various other supporting activities. The devices are designed to permit the surgeon to operate through ports with the same surgical precision and accuracy as is possible using conventional cardiac surgical instruments through a sternotomy.

     Port-Access Mitral Valve Repair and Mitral Valve Replacement. The Port-Access MVR system currently consists of 25 - 30 reusable and disposable devices. This system is designed to be compatible with existing implantable prosthetic heart valves and prosthetic annuloplasty rings. The system is designed to permit the surgeon to perform mitral valve surgery in a minimally invasive manner, and offers the surgeon the ability to visualize the interior of the thoracic cavity, open the left atrium of the heart to gain access to the mitral valve, visualize the interior of the heart, assess valve function, repair or remove the diseased valve, size the prosthesis (either a prosthetic heart valve or annuloplasty ring), deliver and attach the prosthesis and close the heart. The Port-Access MVR system is designed to permit precise and accurate surgery to be performed through small ports.

     Aortic Valve Replacement. The InSite AVR system includes the following four proprietary catheters, which are used to place the patient on CPB and to stop and protect the heart during cardiac surgery:

     - the QuickDraw venous drainage cannula;

     - the StraightShot arterial return cannula with Incising Introducer for single-step aortotomy;

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

     In January 2000, the Company introduced the StillSite II, which is designed for improved access to coronary arteries on the back and sides of the heart that are more difficult to reach than those on the front of the heart. The Company began shipping this system in the second quarter of 2000.

REGULATORY STATUS

  United States

     In October 1996, the Company received 510(k) clearance from the FDA to market its EndoCPB system and several proprietary Class II disposable surgical devices for its Port-Access surgery systems. In addition, the Company received premarket notification exemptions clearing its core reusable and disposable surgical devices to be labeled and used for minimally invasive cardiovascular surgery. These clearances and exemptions allowed the Company to commercially launch its EndoCPB, Port-Access CABG and Port-Access MVR systems in early 1997. Since that time the Company has received additional clearances and exemptions from the FDA for other devices and enhancements to its systems. In July 1998, the Company received 510(k) clearance to market its EndoDirect system. The Company's Precision-OP system is a Class I device that is exempt from FDA premarket notification requirements. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

     The Company continues to submit 510(k) notifications for enhancements to its EndoCPB and EndoDirect systems and for additional specialty disposable devices to enhance performance of Port-Access CABG and MVR procedures. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them," and "Government Regulation."

  International

     In January 1997, the Company received CE Mark clearance for its EndoCPB system, which allows the sale of its Port-Access CABG and MVR systems in all countries of the European Union. The Company has also submitted amendments to its Product Dossiers for enhancements to its EndoCPB system to further enhance performance of Port-Access CABG and MVR procedures. In March 1999, the Company received CE Mark clearance for its EndoDirect System. In March 2000, the Company received CE Mark clearance for its Precision-OP system. In 2001, further product development activities will necessitate obtaining appropriate clearances. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them," and "Government Regulation."

STRATEGIC RELATIONSHIPS

     The Company intends to pursue strategic relationships with corporations and research institutions with respect to the research, development, regulatory approval, manufacturing and marketing of certain of its products. In December 1997, the Company entered into a distribution, training and supply agreement with Getz Bros. Co., Ltd. ("Getz") under which Getz is the Company's exclusive distributor of Port-Access minimally invasive cardiac surgery systems in Japan. Pursuant to the agreement, Getz is responsible for obtaining regulatory approvals and government reimbursement in Japan for the Company's products. Getz is also responsible for marketing and sales, which will be overseen by a committee of Heartport and Getz representatives. In April 2000, Heartport entered into an exclusive worldwide distribution agreement (excluding Japan) for its beating heart product line with United States Surgical.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success will depend in large part on its ability to develop and introduce clinically advanced Port-Access and Precision-OP products that are effective, easy to use, safe and reliable. The Company's research and development department focuses on the continued development and refinement of its existing products as well as on the development of new products for treating cardiac diseases. Research and development expenses were $4.5 million, $7.0 million and $11.0 million in 2000, 1999 and 1998, respectively. There can be no assurance that the Company will be successful in developing such products or that such products will be granted required regulatory clearances or approvals, or achieve any significant level of market acceptance. See "Risk Factors -- If our products do not achieve market acceptance our business will fail" and "-- We may not be able to compete in our rapidly changing market."

MANUFACTURING

     Heartport manufactures the majority of its products at its Redwood City, California, facility. The Company believes that its facility has sufficient capacity to meet the Company's anticipated manufacturing needs through at least the end of 2001. See "Properties."

     To date, the Company's manufacturing activities have primarily consisted of manufacturing low volume quantities for early commercial sales. The Company has no experience in manufacturing its products in the higher volumes that would be necessary to achieve profitability. Medical device manufacturers often encounter difficulties in scaling up manufacturing, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures, lack of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes and facilities. Difficulties in increasing manufacturing volumes could have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors -- We may not have the manufacturing capabilities to timely meet demand for our products."

     The Company has received ISO 9001 certification, and in 1998 the Company passed an FDA inspection of its compliance with Quality System Regulation ("QSR") requirements, which include testing, control and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or that FDA QSR requirements will continue to be met. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

     Currently, the Company contracts with independent suppliers for the manufacture of certain products and product components. Any significant supply interruption could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company has considered and will continue to consider the internal manufacture of products and product components provided by third parties. There can be no assurance that manufacturing yields or costs would not be adversely affected by the transition to in-house production, if undertaken, and that such transition would not materially and adversely affect the Company's business, financial condition, and results of operations. See "Risk Factors -- We may not have the manufacturing capabilities to timely meet demand for our products."

SALES, MARKETING, TRAINING AND DISTRIBUTION

     In the United States and Europe the Company's products are marketed both to cardiac surgeons and to cardiac surgery centers. In the United States, there are approximately 900 cardiac surgery centers and approximately 2,500 cardiac surgeons. Outside the United States, there are approximately 2,500 cardiac surgeons. The Company believes it can market its stopped heart products in the United States and Europe with a moderately sized direct sales organization. Worldwide, apart from Japan, Heartport intends to distribute its beating heart products line through its exclusive distribution agreement with United States Surgical. In Japan, the Company intends to market and sell its products through its exclusive distribution, training and supply agreement with Getz.

     The Company has established a field-based training program designed to educate surgical teams in the use of Heartport's systems at their own hospitals. The Company also plans to work with selected cardiac surgery centers to enhance the Company's technology and broaden its applicability to treat CAD, VHD and other cardiovascular diseases. In addition, the Company intends to support rigorous, clinically driven research efforts to support the benefits of its systems and products. In this regard, in 1997 the Company established the Port-Access International Registry, a multi-center registry designed to improve patient outcomes data and advance Port-Access minimally invasive cardiac surgery by sharing aggregate knowledge maintained in the registry database. In its January 2000 Clinical Report, the registry reported that data for 3,210 patients were submitted to the registry from 113 centers between June 1997 and August 1999. Clinical outcomes data, for events occurring postoperatively, were collected for all patients. The January 2000 Clinical Report concluded that the data demonstrate broad applicability of the Port-Access platform to patients undergoing a variety of cardiac surgery procedures.

     The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with clinicians periodically to share ideas regarding the marketplace, existing products, products under development, and existing or proposed research projects.

COMPETITION

     The Company expects that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. New companies have been and are likely to continue to be formed to pursue opportunities in this field, and the Company believes that a number of large companies may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. These larger companies include Baxter International Inc., Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than the Company. In addition, should the proposed merger with Johnson & Johnson fail to close, the Ethicon, Inc. subsidiary of Johnson & Johnson may seek to enter the market and compete against the Company.

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

     The Company's current products and any future products developed by the Company that gain regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, train physicians in the use of its products, gain reimbursement acceptance, and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for minimally invasive and less invasive cardiac surgery products will be safety, efficacy, ease of use, quality and reliability, cost-effectiveness, training support, innovation, breadth of product line, and price. The Company also believes that physician relationships and customer support are important competitive factors. The Company has experienced delays in completing the development and introduction of new products, product variations and product features, and there can be no assurance that such delays will not continue or recur in the future. Such delays could result in a loss of market acceptance and market share. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations. See "Risk Factors -- We may not be able to compete in our rapidly changing market."

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

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through a premarket notification under
Section 510(k) of the FDC Act or a PMA
application under Section 515 of the FDC Act. A 510(k) clearance typically will be granted if the submitted information establishes that the device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence, which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. Generally, devices will be considered "substantially equivalent" if they have the same intended use, and they have either the same technological characteristics or different technological characteristics but the new device does not present different questions of safety or effectiveness. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical trial data. It generally takes from four to twelve months from the date of submission to obtain FDA clearance of a 510(k) notification, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A PMA application usually must be filed for new Class III devices, or if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device. A PMA application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. Under recent amendments to the FDC Act, a person who obtains a "not substantially equivalent" determination after submitting a 510(k) notification has the option of requesting a review of that automatic Class III classification, and must provide data and information to the FDA to support the requested classification of the device into Class I or Class II. If the FDA determines the device should remain in Class III, a PMA will be required. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category. See "Risk
Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

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

     The Company continues to submit 510(k) notifications for enhancements to its EndoCPB and EndoDirect systems and for additional specialty disposable devices to enhance performance of Port-Access CABG and MVR procedures. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submissions, and significant difficulties and costs may be encountered by the Company in its efforts to obtain these additional FDA clearances that could delay or preclude the Company from marketing and selling products for additional procedures. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them," and "Government Regulation."

     In addition, changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future. See "Risk Factors -- If our products are not approved by regulatory agencies, we will be unable to commercialize them."

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company believes that its competitive position will be dependent in significant part on its ability to protect its intellectual property. The Company's policy is to seek to protect its proprietary position by, among other methods, filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. As of December 31, 2000, we owned 123 issued or allowed United States patents and 18 issued foreign patents. In addition, as of December 31, 2000, the Company had 54 pending United States patent applications and had filed 40 patent applications that are currently pending in Europe, Japan, Australia and Canada. There can be no assurance that the Company's issued patents, or any patents that may be issued in the future, will effectively protect the Company's technology or provide a competitive advantage. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to the Company or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. See "Risk Factors -- We may not be able to adequately protect our intellectual property and we are vulnerable to claims that our products infringe third-party intellectual property rights."

THIRD-PARTY REIMBURSEMENT

     The Company expects that sales volumes and prices of the Company's products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals seldom, if ever, will be willing or able to pay directly for the costs associated with the use of the Company's products. The Company's products typically are purchased by clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

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

     The Company believes that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. The Company believes that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. The Company is aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis, particularly if the Company's systems are more expensive than competing cardiac surgery procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "Risk Factors -- Healthcare reform and restrictions on reimbursements may limit our returns on our products."

EMPLOYEES

     As of December 31, 2000, Heartport had approximately 85 employees. We maintain compensation, benefit, equity participation and work environment policies intended to assist in attracting and retaining qualified personnel. We believe that the success of our business will depend, in significant part, on our ability to attract and retain such personnel. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

RISK FACTORS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following:

     THE PROPOSED MERGER INVOLVES RISKS AND UNCERTAINTIES AND MAY NOT BE COMPLETED.

     The Company recently entered into an Amended and Restated Agreement and Plan of Merger, dated as of January 26, 2001, with Johnson & Johnson under which HP Merger Sub, Inc., a newly-formed, wholly-owned subsidiary of Johnson & Johnson, will be merged with and into Heartport, with Heartport continuing as the surviving corporation in the merger and becoming a wholly-owned subsidiary of Johnson & Johnson. Details of the merger and the related risks and uncertainties will be described in a proxy statement/prospectus that will be mailed in the future to all Heartport stockholders. The merger is subject to a number of conditions that must be satisfied or waived before the merger can take place, including approval by Heartport stockholders. Heartport cannot assure you that the merger will occur or that the performance of the combined company will result in the Company achieving its strategic objectives, and that the pendency of the merger will not have an adverse effect on Heartport in the interim, particularly since the merger agreement imposes certain restrictions on Heartport's ability to run its operations unless the consent of Johnson & Johnson is obtained.

     OUR RESTRUCTURING OF OPERATIONS MAY NOT RESULT IN A REDUCTION IN COSTS OR NET LOSSES AND MAY HARM OUR BUSINESS.

     In April 2000 we began implementing a restructuring plan to reduce expenses and improve operating efficiency, resulting in a charge of $1.4 million, all of which related to severance and other employee-related costs associated with 43 terminated employees primarily in sales and manufacturing. If we cannot reduce or manage our costs through such actions, our net losses may increase. In addition, our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce. Such consequences may impair our business beyond any benefits gained by the restructuring and we may encounter difficulty in managing the restructuring.

     OUR PRODUCTS ARE IN AN EARLY STAGE OF UTILIZATION AND IF THEY DO NOT PROVE SAFE OR EFFECTIVE, OUR BUSINESS WILL FAIL.

     Our EndoCPB system, EndoDirect system and other products and related devices are at an early stage of clinical utilization and their clinical safety and efficacy have not been proven. Port-Access minimally invasive cardiac surgery has many of the risks of open-chest heart surgery, including:

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

     OUR QUARTERLY RESULTS OF OPERATIONS FLUCTUATE SIGNIFICANTLY, MAKING OUR FUTURE PERFORMANCE DIFFICULT TO FORECAST.

     Our results of operations may vary significantly from quarter to quarter and year to year depending upon numerous factors, including:

     - demand for our products;

     - shifts in the technologies used in general heart surgery;

     - the number of cardiac surgery teams trained in the use of our systems and the number of procedures performed by those teams;

     - the number of hospitals that begin using our products;

     - our ability to manufacture, test and deliver our products in commercial volumes;

     - health care reform and reimbursement policies;

     - delays associated with the FDA and other regulatory approval processes;

     - changes in our pricing policies and those of our competitors;

     - the number, timing, and significance of product enhancements and new product announcements by us and by our competitors;

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

     IF WE FAIL TO MAINTAIN OUR RELATIONSHIP WITH ANY ONE OR MORE OF OUR PRINCIPAL CUSTOMERS, OUR REVENUES WILL DECLINE.

     Approximately 60% of our net product sales in 2000, were derived from sales to twenty customers. We do not enter into long-term or firm commitment contracts with our customers. As a result, our principal customers may not continue to purchase products from us at current levels, if at all. The loss of, or a significant adverse change in, the relationship between us and any major customer would cause our revenues to decline.

     WE MAY FAIL TO TRAIN PHYSICIANS IN NUMBERS SUFFICIENT TO GENERATE DEMAND FOR OUR PRODUCTS.

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

     WE MAY NOT HAVE THE MANUFACTURING CAPABILITIES TO TIMELY MEET DEMAND FOR OUR PRODUCTS.

     We have limited manufacturing experience. Our manufacturing activities have consisted primarily of manufacturing low volume quantities for initial commercial sales. The manufacture of our products is complex, involving a number of separate processes and components. We have very little experience manufacturing our recently introduced products designed for less invasive open-chest surgery, aortic valve replacement and stopped- and beating-heart minimally invasive cardiac surgery. We have contracted with third parties to manufacture certain of our products and product components. These suppliers may not be able to successfully scale-up production to meet commercial demand for our products in a timely manner. In addition, we believe that cost reductions in their manufacturing operations will be required for us to commercialize our systems on a profitable basis. Some manufacturing processes are labor-intensive, and achieving significant cost reductions will depend, in part, upon reducing the time required to complete these processes. In general, medical device manufacturers may encounter difficulties in scaling up manufacturing of new products, including:

     - problems involving product yields;

     - quality control and assurance;

     - component and service availability;

     - adequacy of control policies and procedures;

     - lack of qualified personnel;

     - compliance with FDA regulations; and

     - the need for further FDA approval of new manufacturing processes and facilities.

We have experienced variable yields in manufacturing some of our product components. These yields may retard efficient manufacturing of our products and interrupt our business. If we cannot efficiently manufacture products for commercial sale, our revenues may suffer and decline.

     Our manufacturing capacity is also subject to government regulations. The Company has received ISO 9001 certification and in 1998 the Company passed an FDA inspection of its compliance with Quality System Regulations, which include testing, control, and documentation requirements. There can be no assurance that the Company will continue to meet ISO 9001 requirements or FDA QSR requirements.

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

     WE MAY NOT BE ABLE TO COMPETE IN OUR RAPIDLY CHANGING MARKET.

     We expect that the market for minimally invasive and less invasive cardiac surgery, which is currently in the early stages of development, will become intensely competitive. Competitors are likely to include a variety of different companies that currently specialize in devices for conventional cardiac surgery, as well as those that specialize in non-cardiac minimally invasive surgery. New companies have been and are likely to continue to be formed to pursue opportunities in this field, and we believe that a number of large companies may be focusing on the development of minimally invasive and less invasive cardiac surgery technology. These larger companies include Baxter International Inc., Genzyme Corporation, Guidant Corporation, Medtronic, Inc., United States Surgical Corporation, and others with significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than we have. In addition, should the proposed merger with Johnson & Johnson fail to close, the Ethicon Endosurgery division of Johnson & Johnson may seek to enter the market and compete against us.

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

     WE EXPECT TO INCUR SUBSTANTIAL FUTURE LOSSES AND REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

     We have never had a profit from operations on an annual basis. For the period from inception to December 31, 2000, we have incurred cumulative net losses of approximately $170.3 million. For at least the next six months, we expect to continue to incur losses. We may never achieve or sustain profitability.

     We believe our current capital will be sufficient to meet our anticipated cash needs for at least the next twelve months. If the merger with Johnson & Johnson does not close, we may need to raise additional funds after this period or, if we expand more rapidly than expected, during this period. Our future liquidity and capital requirements will depend upon numerous factors, including but not limited to the following:

     - the consumation of the Johnson & Johnson merger;

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

     Should we need to raise additional funds in the future, the issuance of additional equity or convertible debt securities could result in substantial dilution to stockholders. Additional financing may not be available on terms acceptable to us, if at all. Our inability to fund our capital requirements would have a material adverse effect on our business, financial condition, and results of operations.

     WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND WE ARE VULNERABLE TO CLAIMS THAT OUR PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS.

     We believe that our competitive position depends in significant part on our ability to protect our intellectual property. We have sought to protect our proprietary position by filing United States and foreign patent applications related to our technology, inventions, and improvements that are important to our products and business. As of December 31, 2000, we own 123 issued or allowed United States patents and 18 issued foreign patents. In addition, as of December 31, 2000, the Company has 54 pending United States patent applications and has filed 40 patent applications that are currently pending in Europe, Japan, Australia and Canada. Our issued patents, or any patents that may be issued in the future, may not effectively protect our technology or provide us a competitive advantage. Our patents or patent applications may be challenged, invalidated, or circumvented in the future. In addition, our competitors, many of which have substantially more resources than we do and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or internationally.

     We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position. We typically require our employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with us. These agreements may be breached and we may not have adequate remedies for any such breach. Furthermore, our competitors may independently develop substan-tially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology, and we may not be able to meaningfully protect our rights in unpatented proprietary technology.

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

     The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial competition and litigation regarding patent and other intellectual property rights. Any such claims, whether with or without merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products or processes to avoid infringement. Such licenses may not be available or, if available, may not be available on terms acceptable to us or at all. We may not be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the enforceability, scope, and validity of the proprietary rights of others. Any such litigation, if commenced by us, may not be successful.

     PRODUCT LIABILITY LAWSUITS COULD DIVERT OUR RESOURCES, RESULT IN SUBSTANTIAL LIABILITIES AND REDUCE THE COMMERCIAL POTENTIAL OF OUR PRODUCTS.

     As a developer and manufacturer of devices for use by consumers, we may be exposed to product liability claims in the event that the use of our products results in personal injury or death. Claims related to product liability are a regular and ongoing aspect of the medical device industry, and at any one time we may be subject to claims asserted against us and are involved in product liability litigation. We maintain limited insurance against certain product liability claims, and such coverage may not continue to be available on terms acceptable to us or such coverage may not be adequate for any liabilities actually incurred. Also, in the event that any of our products prove to be defective, we may be required to recall or redesign such products. A successful claim brought against us in excess of available insurance coverage, or any claim or product recall that results in significant adverse publicity against us, may impair our ability to sell products or become profitable.

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

     Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. Although our EndoCPB system, EndoDirect system and Port-Access CABG and MVR systems bear the CE Mark under the European Community medical device directive, some European countries may impose additional requirements for commercialization of those products. Other products under development will require additional approvals or assessments, and these approvals or assessments may not be received on a timely basis, if at all. Most other countries either do not currently regulate medical systems or have minimal regulatory requirements, although these countries may adopt more extensive regulations in the future that could adversely affect our ability to market our systems. In addition, significant costs and requests for additional information may be encountered by us in our efforts to obtain regulatory approvals. Any such events could substantially delay or preclude us from marketing our systems internationally.

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

     We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating costs of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the costs of products and services, including products offered by us. We are aware that certain third-party payors have challenged or refused to provide reimbursement for Port-Access procedures. Third-party reimbursement and coverage may not be adequate or available in either United States or foreign markets. If third-party payor coverage or reimbursement is unavailable or inadequate, our ability to compete and generate revenues could be impaired.

     OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     Our stock price has been, and is likely to continue to be, highly volatile. The market price of our common stock has fluctuated substantially in recent periods, rising from $21.00 at our initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $1.56 on December 29, 2000. On January 31, 2001 the price of our common stock was $2.63. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results; announcements of technological innovations, new products or new contracts by us or by our competitors; developments with respect to patents or proprietary rights; conditions and trends in the medical device and other technology industries; adoption of new accounting standards affecting the medical device industry; changes in financial estimates by securities analysts; general market conditions; the failure to consummate the merger with Johnson & Johnson; and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, and there can be no assurance that the market price of our common stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management's attention and resources.

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

     CONCENTRATION OF OWNERSHIP WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

     The present directors, executive officers, and principal stockholders of Heartport and their affiliates beneficially own approximately 46.7% of the outstanding common stock. As a result, these stockholders will be able to continue to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

     OUR ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     The Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights of such shares, without any further vote or action by the Company's stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, our Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring or discouraging changes in control of the Company. Further, we have adopted a stockholder rights plan that, in conjunction with certain provisions of our Certificate of Incorporation and Bylaws and of Delaware law, could delay or make more difficult a merger, tender offer or proxy contest involving the Company. In connection with the execution of the Amended and Restated Agreement and Plan of Merger with Johnson & Johnson, the Company has amended the stockholder rights plan to exempt the proposed merger with Johnson & Johnson from the provisions of the stockholder rights plan; however, the plan will continue to apply to other mergers, tender offers or proxy contests that the Company does not explicitly exempt from it.

ITEM 2. PROPERTIES

     Heartport's administrative, sales, manufacturing, and research and development facility occupies approximately 133,000 square feet in Redwood City, California, pursuant to a lease that expires in 2010. We have subleased approximately 89,788 square feet of this space to other entities. We terminated the lease of our former training facility in Salt Lake City, Utah, effective April 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

     Claims related to product liability are a regular and ongoing aspect of the medical device industry. At any one time, the Company is subject to claims asserted against it and is involved in product liability litigation. Heartport maintains limited insurance against certain product liability claims. This insurance is subject to certain limits, exclusions and deductibles. See "Risk Factors -- Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products."

     In addition, in the ordinary course of our business we experience various other types of claims which sometimes result in litigation or other legal proceedings. We do not anticipate that any of these proceedings will have a material adverse affect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Heartport's common stock traded publicly on the Nasdaq National Market under the symbol "HPRT" from April 26, 1996 to November 2000. Our stock is currently traded on the Nasdaq SmallCap Market. The Company's initial public offering price was $21.00 per share. The following table sets forth, for the periods indicated, the high and low bid information for Heartport's common stock as reported by the Nasdaq Stock Market.

                                                              HIGH     LOW
                                                              -----   -----
YEAR ENDED DECEMBER 31, 1999:
  First Quarter.............................................  $8.44   $4.44
  Second Quarter............................................   6.00    2.38
  Third Quarter.............................................   4.56    1.88
  Fourth Quarter............................................   6.06    3.00
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $8.00   $4.44
  Second Quarter............................................   4.50    2.88
  Third Quarter.............................................   3.88    2.13
  Fourth Quarter............................................   3.38    1.56

     On February 16, 2001, the last sale price of Heartport's common stock as reported by the Nasdaq Stock Market was $2.56 per share. There were 441 holders of record of the Company's common stock as of February 16, 2001. See "Risk Factors -- Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive."

     Heartport has never declared or paid cash dividends on its common stock and currently does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's credit facility restricts its ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                2000       1999       1998       1997       1996
                                               -------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Product sales................................  $15,054   $ 17,090   $ 18,611   $ 23,421   $    624
License and royalty revenue..................    5,166      1,000         --         --         --
                                               -------   --------   --------   --------   --------
Total revenue................................   20,220     18,090     18,611     23,421        624
                                               -------   --------   --------   --------   --------
Cost of product sales........................    7,989     10,634     16,846     15,395        561
                                               -------   --------   --------   --------   --------
Gross profit.................................   12,231      7,456      1,765      8,026         63
Operating expenses:
  Research and development...................    4,519      7,039     10,985     18,005     21,059
  Selling, general and administrative........   11,655     18,520     33,151     43,005     11,223
  Patent acquisition.........................       --         --         --         --      5,216
  Restructuring charges......................    1,275      2,363     12,158         --         --
                                               -------   --------   --------   --------   --------
Loss from operations.........................   (5,218)   (20,466)   (54,529)   (52,984)   (37,435)
Interest and other, net......................   (2,825)      (933)    (1,692)     1,653      3,381
                                               -------   --------   --------   --------   --------
Loss before extraordinary item...............   (8,043)   (21,399)   (56,221)   (51,331)   (34,054)
Extraordinary item -- gain on extinguishment
  of debt....................................    1,750         --     15,563         --         --
                                               -------   --------   --------   --------   --------
Net loss.....................................  $(6,293)  $(21,399)  $(40,658)  $(51,331)  $(34,054)
                                               =======   ========   ========   ========   ========
Basic and diluted loss per share before
  extraordinary item.........................  $ (0.32)  $  (0.88)  $  (2.39)  $  (2.29)  $  (2.11)
                                               =======   ========   ========   ========   ========
Extraordinary item per share.................  $  0.07              $   0.66
                                               =======              ========
Basic and diluted loss per share.............  $ (0.25)  $  (0.88)  $  (1.73)  $  (2.29)  $  (2.11)
                                               =======   ========   ========   ========   ========

                                                                DECEMBER 31,
                                          --------------------------------------------------------
                                            2000        1999        1998        1997        1996
                                          ---------   ---------   ---------   ---------   --------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Current assets..........................  $  21,055   $  48,683   $  74,761   $ 124,848   $ 94,226
Working capital.........................     17,445      24,906      46,170     113,923     87,561
Total assets............................     34,425      60,813      87,537     142,810    101,852
Long-term obligations, less current
  portion...............................     51,283      55,433      56,098      89,868      4,717
Accumulated deficit.....................   (170,280)   (163,987)   (142,588)   (101,930)   (50,599)
Total stockholders' equity (net capital
  deficiency)...........................    (20,468)    (18,397)      2,848      42,017     90,470

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company has entered into an Amended and Restated Agreement and Plan of Merger, dated as of January 26, 2001, with Johnson & Johnson. Pursuant to the terms of the merger agreement, HP Merger

Sub, Inc., a newly-formed, wholly-owned subsidiary of Johnson & Johnson, will be merged with and into Heartport, with Heartport continuing as the surviving corporation in the merger and becoming a wholly-owned subsidiary of Johnson & Johnson. Upon consummation of the proposed merger, each holder of Company common stock will receive a fraction of a share of Johnson & Johnson common stock based on an exchange ratio for each share of Company common stock that he or she owns. The exchange ratio will be calculated by dividing $2.72 by the average per share closing price of Johnson & Johnson common stock as reported on the New York Stock Exchange Composite Transactions Tape during a period of 20 trading days ending on the second trading day immediately proceeding the date on which the merger is completed. Heartport intends to consummate this merger once it receives all necessary stockholder approvals and regulatory clearance and all conditions to the consummation of the merger contained in the merger agreement have been satisfied. Heartport can provide no assurance that all of these conditions will be satisfied or waived by the party entitled to do so. Johnson & Johnson filed a registration statement on Form S-4 with respect to this transaction on February 22, 2001, which includes a proxy statement/prospectus that will be mailed to Heartport's stockholders once the information contained in that document is finalized.

     We have never had a profit from our operations. For the period from inception to December 31, 2000, we have incurred cumulative net losses of approximately $170.3 million.

     The foregoing and the discussion appearing elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors -- The proposed merger involves risks and uncertainties and may not be completed"; "-- Our products are in an early stage of utilization and if they do not prove safe or effective, our business will fail"; "-- If our products do not achieve market acceptance our business will fail"; "-- We may fail to train physicians in numbers sufficient to generate demand for our products"; "-- If we fail to maintain our relationship with any one or more of our principal customers, our revenues will decline"; "-- Our quarterly results of operations fluctuate significantly, making our future performance difficult to forecast;" "-- We may not have the manufacturing capabilities to timely meet demand for our products"; and "-- Our inability to obtain or manage product components or other resources may cause us to incur additional costs that will affect profitability."

RESULTS OF OPERATIONS

     Total Revenue. Total revenue consists of net sales of our EndoCPB, EndoDirect, and Precision-OP systems, and of license revenue from the licensing of some of our technology to third parties. Revenue from product sales is recognized upon transfer of title, which is upon product shipment. Total revenue was $20.2 million, $18.1 million and $18.6 million in 2000, 1999 and 1998, respectively. The increase in total revenue is the result of the sale of intellectual property rights in 2000. Licensing revenues were $5.2 million for the year ended December 31, 2000. The licensing revenues were primarily associated with the sale of a perpetual license to Intuitive Surgical to certain patents restricted to surgical procedures in which a robot is utilized in the patient's body, and a license to Percutaneous Valve Technologies, Inc., for a group of patents related to the treatment of valvular heart disease.

     International product sales represented approximately 17%, 19%, and 13% of product sales in 2000, 1999, and 1998, respectively. In 2000, approximately 23% of the Company's total product sales were to United States Surgical. In 1999 and 1998, no one customer comprised more than 10% of total product sales.

     For 1998, 1999, and 2000, inflation had no material impact on the Company's net sales and revenues and on income from continuing operations.

     Cost of Sales. Cost of sales was $8.0 million, $10.6 million, and $16.8 million in 2000, 1999, and 1998, respectively. Cost of sales consists primarily of material, labor and overhead costs associated with manufacturing the Company's EndoCPB, EndoDirect, and Precision-OP systems and related disposable and reusable devices.

     Gross margin on product sales (total revenue less license and royalty revenue) was 47%, 38%, and 9% in 2000, 1999, and 1998, respectively. The 2000 gross margin increase resulted from a decrease in manufacturing overhead and an increase in production efficiency following the April 2000 and June 1999 restructuring activities. The gross margin in 1998 was adversely impacted by excess manufacturing capacity from decreased net sales, the effect of inventory and asset write-downs as a result of product design changes, revised production forecasts, and increased reserves related to product expiration risks.

     Research and Development Expenses. Research and development expenses were $4.5 million, $7.0 million, and $11.0 million in 2000, 1999, and 1998, respectively. The decreases in expenses between 2000 and 1999, and between 1999 and 1998 were primarily due to a reduction in headcount. The Company has maintained a significant level of research and development spending to facilitate product improvements and new product development, and anticipates that it will continue to devote substantial resources to research and development activities.

     Research and development expenses consist primarily of personnel and other costs in support of product development, clinical evaluations, and regulatory submissions, as well as costs incurred in producing products for research and development activities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.7 million, $18.5 million, and $33.2 million in 2000, 1999, and 1998, respectively. The decreases between 2000 and 1999 and between 1999 from 1998 were a result of the implementation of the restructuring plans that were initiated in April 2000, June 1999 and May 1998, respectively, as well as the Company's continued focus on reducing general operating expenses.

     Selling, general and administrative expenses consist primarily of sales, marketing and administrative personnel costs, as well as physician training costs and professional fees.

     Restructuring Charges. The restructuring plan adopted in April 2000 resulted in a charge of $1.4 million for the year ended December 31, 2000, all of which related to severance and employee-related costs. Under this plan, Heartport's workforce was reduced by 32%, which corresponds to approximately 43 employees being terminated. Liabilities relating to this restructuring plan were paid as of December 31, 2000.

     The restructuring plan adopted in June 1999 resulted in a charge of $2.5 million for the year ended December 31, 1999. The restructuring charge included approximately $1.9 million in severance and employee-related costs and approximately $0.6 million related to excess facilities and the disposal of assets. Approximately 55 employees in the United States were terminated as a result of the plan. The Company also completed the majority of the restructuring activities begun in 1998.

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

     Interest Income and Other, Net. Interest income and other, net was $1.5 million, $4.1 million, and $4.9 million in 2000, 1999, and 1998, respectively. The decrease in each year was primarily attributable to the Company's lower average investment balances.

     Interest Expense. Interest expense was $4.4 million in 2000, $5.1 million in 1999, and $6.6 million in 1998. The decrease in 2000 was primarily due to the exchange of $5.0 million in principal amount of the Company's outstanding convertible subordinated notes and the repayment of $16.9 million in short term debt, both in the second quarter of 2000. The decrease in 1999 was primarily due to the purchase of $33.4 million in principal amount of the Company's outstanding convertible subordinated notes in the fourth quarter of 1998.

     Income Taxes. Due to operating losses and the inability to recognize the benefits therefrom, there are no provisions for income taxes in 2000, 1999, or 1998.

     Realization of deferred tax assets is dependent upon future earnings, the amount and timing of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2000, 1999, and 1998 has been established to reflect these uncertainties.

     Extraordinary Item. In the second quarter of 2000, we exchanged $5.0 million of principal of our convertible subordinated long term notes for 754,018 shares of our common stock, worth $3.25 million on the date of the exchange, and payment of $0.1 million in cash for previously accrued interest. We realized a gain of $1.75 million, which is recorded as an extraordinary item.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had approximately $12.6 million in cash and investments and approximately $17.4 million in working capital. The Company also has a $10.0 million credit facility with a commercial bank. No amount was outstanding under this facility at December 31, 2000. Approximately $3.7 million of the Company's cash and investments secures a letter of credit related to its credit facility, and is therefore not available for operations. We repaid $16.9 million of short-term debt in May 2000. In addition, in April 2000 we exchanged $5.0 million of long term debt principal and rights to any accrued interests for 754,018 shares of our common stock, with a value on the date of exchange of approximately $3.25 million, and payment of $0.1 million in cash. As of December 31, 2000, the Company had a net capital deficiency of $20.5 million.

     The outstanding principal balance of the Company's convertible subordinated notes was $47.9 million as of December 31, 2000. The notes were issued in April 1997 in an aggregate principal amount of $86.3 million. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. The decrease in the outstanding principal balance of notes resulted from the Company's purchase in 1998 of $33.4 million in principal amount of the notes at a discount from face value and from the Company's exchange during 2000 of $5.0 million in principal of the notes for 754,018 shares of the Company's common stock, worth $3.25 million on the date of the exchange, and payment of $0.1 million in cash for previously accrued interest. The notes will be assumed by Johnson & Johnson upon consummation of the proposed merger.

     Net cash used in operating activities was approximately $11.8 million, $25.7 million, and $34.6 million in 2000, 1999, and 1998, respectively, and resulted primarily from net losses in each period. For the year ended December 31, 2000, net cash used in operating activities was also attributable to an increase in accounts receivable resulting from an increase in days sales outstanding, and a reduction in liabilities due primarily to the Company's reduced expenses. In 1999, net cash used in operating activities was also attributable to an increase in accounts receivable resulting primarily from higher net sales in December 1999 compared to December 1998, and a reduction in liabilities due primarily to the Company's reduced expenses. In 1998, net losses, adjusted for depreciation and amortization, were partly offset by a non-cash extraordinary gain on the purchase of a portion of the Company's convertible subordinated notes of $15.6 million, non-cash restructuring expenses of approximately $7.5 million, net accounts receivable collections of $4.0 million, and a reduction of inventories of $3.2 million.

     Net cash provided by investing activities was approximately $33.3 million, $20.4 million, and $9.3 million for the years ended December 31, 2000, 1999, and 1998, respectively. The net cash provided in 2000, 1999, and 1998 was primarily the result of net maturities and sales of short-term investments of $34.8 million, $22.5 million and $17.6 million, respectively, offset partially by capital expenditures in each year.

     Capital expenditures for equipment and leasehold improvements to support the Company's operations were $1.5 million, $2.1 million, and $8.3 million in 2000, 1999, and 1998, respectively. The expenditures in

2000 and 1999 were primarily related to leasehold improvements to the Company's facility to accommodate subleasing of excess space. In 1998, the expenditures were primarily related to leasehold improvements associated with the Company's corporate headquarters, which was occupied in the fourth quarter of 1998.

     Net cash used by financing activities in 2000 was $16.1 million compared to net cash provided of $114,000 in 1999, and net cash used of $18,000 in 1998. In 2000 the net cash used was primarily due to the repayment of short term borrowings of $16.9 million. In 1999, the net cash provided resulted primarily from the issuance of $429,000 of common stock, offset by the repayment of $435,000 of long term borrowings. The net cash used in financing activities in 1998 included payments of $16.9 million to repurchase the Company's convertible subordinated notes, offset by $16.9 million in proceeds from borrowings under a reverse repurchase agreement.

     The Company believes that it has the financial resources through its current level of liquid assets and credit facilities to meet business requirements through at least the year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Heartport is exposed to financial market risks, including changes in interest rates. The fair value of our convertible subordinated notes and available-for-sale investments can be adversely affected by changes in market interest rates. The convertible subordinated notes are due in 2004 and bear interest at a fixed rate of 7.25%. The market interest rate exposure of our convertible subordinated notes is partially offset by the market interest rate exposure of our available-for-sale investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without incurring significant risk. To achieve this objective, we primarily invest in U.S. government or high-grade corporate debt securities. The weighted-average maturity of our available-for-sale investments was approximately 3 months at December 31, 2000. We have estimated the impact of potential interest rate risk exposures using a sensitivity analysis. For 2000, a hypothetical 10% decrease in interest rates would result in an approximate $0.3 million net adverse change in the net present value of all interest rate sensitive financial instruments outstanding at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                HEARTPORT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   32
Consolidated Balance Sheets.................................   33
Consolidated Statements of Operations.......................   34
Consolidated Statements of Cash Flows.......................   35
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency)...............................................   36
Notes to Consolidated Financial Statements..................   37

              REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Heartport, Inc.

     We have audited the accompanying consolidated balance sheets of Heartport, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heartport, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Palo Alto, California
January 19, 2001

                                HEARTPORT, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $  10,686   $   5,288
  Short-term investments....................................      1,928      36,611
  Accounts receivable, net of allowances of $217 in 2000 and
     $507 in 1999...........................................      5,189       3,881
  Inventories...............................................      2,502       1,644
  Other current assets......................................        750       1,259
                                                              ---------   ---------
Total current assets........................................     21,055      48,683
                                                              ---------   ---------
Property and equipment:
  Equipment.................................................      6,284       5,409
  Furniture and fixtures....................................      1,176       1,788
  Leasehold improvements....................................     10,208       9,171
                                                              ---------   ---------
                                                                 17,668      16,368
  Accumulated depreciation and amortization.................     (7,843)     (6,105)
                                                              ---------   ---------
  Property and equipment, net...............................      9,825      10,263
Securities held to maturity.................................      1,780          --
Other assets................................................      1,765       1,867
                                                              ---------   ---------
Total assets................................................  $  34,425   $  60,813
                                                              =========   =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable..........................................  $   1,128   $   1,757
  Accrued compensation and related benefits.................      1,664       2,960
  Accrued interest..........................................        578         639
  Short-term borrowings.....................................         --      16,900
  Current portion of long-term debt.........................         35         134
  Other current liabilities.................................        205       1,387
                                                              ---------   ---------
Total current liabilities...................................      3,610      23,777
                                                              ---------   ---------
Noncurrent liabilities:
  Long-term debt, less current portion......................     47,985      52,891
  Other long-term liabilities...............................        200         620
  Deferred royalty and license income.......................      3,098       1,922
                                                              ---------   ---------
Total noncurrent liabilities................................     51,283      55,433
                                                              ---------   ---------
Commitments
Stockholders' equity (net capital deficiency):
  Preferred stock, $0.001 par value; 20,000 shares
     authorized, none issued and outstanding................         --          --
  Common stock, $0.001 par value:
     Authorized shares -- 100,000, issued and outstanding
      shares -- 26,347 in 2000 and 25,492 in 1999...........         26          25
  Additional paid-in capital................................    150,142     146,460
  Notes receivable from stockholders........................       (378)       (781)
  Accumulated deficit.......................................   (170,280)   (163,987)
  Accumulated other comprehensive income (loss).............         22        (114)
                                                              ---------   ---------
Total stockholders' equity (net capital deficiency).........    (20,468)    (18,397)
                                                              ---------   ---------
Total liabilities and stockholders' equity..................  $  34,425   $  60,813
                                                              =========   =========

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Product sales...............................................  $15,054    $ 17,090    $ 18,611
License and royalty revenue.................................    5,166       1,000          --
                                                              -------    --------    --------
Total revenue...............................................   20,220      18,090      18,611
Cost of product sales.......................................    7,989      10,634      16,846
                                                              -------    --------    --------
Gross profit................................................   12,231       7,456       1,765
Operating expenses:
  Research and development..................................    4,519       7,039      10,985
  Selling, general and administrative.......................   11,655      18,520      33,151
  Restructuring charges.....................................    1,275       2,363      12,158
                                                              -------    --------    --------
Loss from operations........................................   (5,218)    (20,466)    (54,529)
Interest income and other, net..............................    1,528       4,126       4,865
Interest expense............................................   (4,353)     (5,059)     (6,557)
                                                              -------    --------    --------
Loss before extraordinary item..............................   (8,043)    (21,399)    (56,221)
Extraordinary item -- gain on extinguishment of debt........    1,750          --      15,563
                                                              -------    --------    --------
Net loss....................................................  $(6,293)   $(21,399)   $(40,658)
                                                              =======    ========    ========
Basic and diluted loss per share before extraordinary
  item......................................................  $ (0.32)   $  (0.88)   $  (2.39)
Extraordinary item per share................................     0.07          --        0.66
                                                              -------    --------    --------
Basic and diluted net loss per share........................  $ (0.25)   $  (0.88)   $  (1.73)
                                                              =======    ========    ========

                            See accompanying notes.

                                HEARTPORT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net loss...................................................  $ (6,293)   $(21,399)   $(40,658)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization............................     2,248       2,507       4,433
  Extraordinary gain from extinguishment of debt...........    (1,750)         --     (15,563)
  Compensation related to stock options....................        --         102         368
  Loss (gain) on sales and disposals of property and
     equipment.............................................        72         (24)        443
  Accrued restructuring expenses...........................      (466)        225       7,540
  Changes in operating assets and liabilities:
     Accounts receivable (net).............................    (1,308)     (1,948)      3,992
     Inventories...........................................      (858)       (192)      3,216
     Other assets..........................................    (1,509)         56         336
     Accounts payable, accrued expenses, and other
       liabilities.........................................    (1,946)     (5,043)      1,318
                                                             --------    --------    --------
Net cash used in operating activities......................   (11,810)    (25,716)    (34,575)
                                                             --------    --------    --------
INVESTING ACTIVITIES
Purchases of short-term investments........................   (26,607)    (23,116)    (85,758)
Maturities of short-term investments.......................    15,593      14,515      48,062
Sales of short-term investments............................    45,833      31,084      55,268
Purchases of property and equipment........................    (1,542)     (2,072)     (8,305)
                                                             --------    --------    --------
Net cash provided by investing activities..................    33,277      20,411       9,267
                                                             --------    --------    --------
FINANCING ACTIVITIES
Proceeds from issuances of common stock....................       449         429         737
Proceeds from short-term borrowings........................       112          --      16,900
Repurchase of long-term borrowings.........................        --          --     (16,867)
Proceeds from payments of stockholders' notes receivable...       403         120           1
Repurchase of treasury stock...............................       (16)         --          --
Repayment of short term borrowings.........................   (16,900)         --          --
Repayment of long-term borrowings..........................      (117)       (435)       (789)
                                                             --------    --------    --------
Net cash (used in) provided by financing activities........   (16,069)        114         (18)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     5,398      (5,191)    (25,326)
Cash and cash equivalents at beginning of year.............     5,288      10,479      35,805
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 10,686    $  5,288    $ 10,479
                                                             --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH INFORMATION
Cash paid for interest.....................................  $  4,057    $  4,711    $  6,418
NONCASH FINANCING ACTIVITIES
Assets acquired under capital lease........................  $    129    $     --    $     --
Stock issued in exchange of debt...........................  $  3,250    $     --    $     --

                            See accompanying notes.

                                HEARTPORT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                                                      TOTAL
                                                                                                                  STOCKHOLDERS'
                                                                                                      OTHER          EQUITY
                                         COMMON STOCK     ADDITIONAL                              COMPREHENSIVE       (NET
                                        ---------------    PAID-IN       NOTES      ACCUMULATED      INCOME          CAPITAL
                                        SHARES   AMOUNT    CAPITAL     RECEIVABLE     DEFICIT        (LOSS)        DEFICIENCY)
                                        ------   ------   ----------   ----------   -----------   -------------   -------------
Balance at December 31, 1997..........  24,902    $25      $144,824      $(902)      $(101,930)       $  --         $ 42,017
  Net loss............................      --     --            --         --         (40,658)          --          (40,658)
  Change in unrealized gain on
     investments......................                                                      --          383              383
                                                                                                                    --------
       Comprehensive loss.............                                                                               (40,275)
  Repurchases of common stock.........     (54)    --           (20)        --              --           --              (20)
  Payments of stockholders' notes
     receivable.......................      --     --            --          1              --           --                1
  Exercises of common stock options...     293     --           178         --              --           --              178
  Issuances of common stock...........      91     --           579         --              --           --              579
  Compensation related to stock
     options..........................      --     --           368         --              --           --              368
                                        ------    ---      --------      -----       ---------        -----         --------
Balance at December 31, 1998..........  25,232     25       145,929       (901)       (142,588)         383            2,848
  Net loss............................      --     --            --         --         (21,399)          --          (21,399)
  Change in unrealized loss on
     investments......................                                                      --         (497)            (497)
                                                                                                                    --------
       Comprehensive loss.............                                                                               (21,896)
  Repurchase of common stock..........     (10)    --            (3)        --              --           --               (3)
  Payments of stockholders' notes
     receivable.......................      --     --            --        120              --           --              120
  Exercises of common stock options...     205     --           210         --              --           --              210
  Issuances of common stock...........      65     --           222         --              --           --              222
  Compensation related to stock
     options..........................      --     --           102         --              --           --              102
                                        ------    ---      --------      -----       ---------        -----         --------
Balance at December 31, 1999..........  25,492     25       146,460       (781)       (163,987)        (114)         (18,397)
  Net loss............................      --     --            --         --          (6,293)          --           (6,293)
  Change in unrealized gain on
     investments......................                                                      --          136              136
                                                                                                                    --------
       Comprehensive loss.............                                                                                (6,157)
  Repurchase of common stock..........     (42)    --           (16)        --              --           --              (16)
  Payments of stockholders' notes
     receivable.......................      --     --            --        403              --           --              403
  Exercises of common stock options...     122     --           379         --              --           --              379
  Issuances of common stock...........     775      1         3,319         --              --           --            3,320
                                        ------    ---      --------      -----       ---------        -----         --------
Balance at December 31, 2000..........  26,347    $26      $150,142      $(378)      $(170,280)       $  22         $(20,468)
                                        ======    ===      ========      =====       =========        =====         ========

                            See accompanying notes.

                                HEARTPORT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Heartport, Inc. (the Company) operates in one business segment which is engaged principally in the research, development, manufacturing and sale of minimally invasive and less invasive cardiac surgery systems and related technology. The Company's customers are primarily cardiac surgery centers in the United States and Europe. The consolidated accounts include the accounts of Heartport, Inc. and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified for comparative purposes.

  Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

  Revenue Recognition

     The Company recognizes product revenue upon transfer of title, which is upon shipment. Our product revenue is primarily derived from sales of Port-Access products necessary to perform Port-Access cardiac surgery. The Company provides a reserve for returns based historical history of product returns. Payment terms for product sales do not exceed 30 days.

     The Company recognizes revenue from licenses upon transfer of the license, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. The revenue from license agreements including other services such as consulting is deferred and recognized as services are rendered on a percentage of completion basis. License revenue in 2000 was principally derived from agreements with Intuitive Surgical, Inc. and Percutaneous Valve Technologies, Inc.

     During 2000, 1999 and 1998, sales to international customers were approximately 17%, 19% and 13% of product sales, respectively. All sales are denominated in U.S. dollars. No international country represented more than 10% of the Company's net sales in 2000, 1999 or 1998. In 2000, approximately 23% of the Company's total product sales were to United States Surgical.

  Concentrations of Credit Risk

     Financial instruments that subject Heartport to credit risk consist principally of investments and accounts receivable. By policy, the Company places its investments only with high credit quality financial institutions and corporations and, other than its investments in U.S. Government Treasury instruments, limits the amounts invested in any one institution or type of investment vehicle. In addition, we perform credit evaluations of our customers' financial condition and generally requires no collateral. At December 31, 2000,

                                HEARTPORT, INC.

one customer represented 27% of the total accounts receivable balance. No other individual customer represented more than 10% of the total accounts receivable balance.

  Fair Value of Financial Instruments

     The fair value of investments and long-term debt is based on quoted market prices or pricing models using current market rates. The fair value of short term borrowings approximates cost due to the short term to maturity. The fair value of the held-to-maturity investments was estimated by discounting the future cash flows using the current rates at which similar instruments would be made with similar credit ratings and maturities.

  Investments

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All short term investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. All long term investments, which consist primarily of corporate debt securities, are classified as held-to-maturity. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

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

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories at December 31 were as follows (in thousands):

                                                              2000      1999
                                                             ------    ------
Materials and purchased parts..............................  $1,898    $1,240
Work in process............................................       9        68
Finished goods.............................................     595       336
                                                             ------    ------
Total inventories..........................................  $2,502    $1,644
                                                             ======    ======

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to twelve years or over the term of the lease, if shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

                                HEARTPORT, INC.

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

  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based on the Company's derivative positions at December 31, 2000, which consist primarily of warrants to purchase common stock of a public company, the Company estimates that upon adoption it will record a gain from the cumulative effect of an accounting change of approximately $1,046,000, which will be recognized in the statement of operations.

2. COMMITMENTS

     The Company leases its facility under a noncancelable operating lease that expires in the year 2010. The rent is subject to an escalation clause. Rental expense net of sublease income was $149,000, $1,825,000 and $2,068,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The future minimum lease payments as of December 31, 2000 were as follows (in thousands):

                                                MINIMUM                   NET
                                                 LEASE      SUBLEASE     LEASE
                                                PAYMENTS     INCOME     PAYMENTS
                                                --------    --------    --------
2001..........................................  $ 3,355     $ 4,038     $  (683)
2002..........................................    3,442       2,678         764
2003..........................................    3,544       1,904       1,640
2004..........................................    3,655       1,923       1,732
2005..........................................    3,768       1,976       1,792
Thereafter....................................   20,575         166      20,409
                                                -------     -------     -------
                                                $38,339     $12,685     $25,654
                                                =======     =======     =======

                                HEARTPORT, INC.

3. INVESTMENTS

     Investments, including cash equivalents, short-term and long term investments, as of December 31 were as follows (in thousands):

                                                  2000                                     1999
                                 --------------------------------------   --------------------------------------
                                 AMORTIZED       GROSS        ESTIMATED   AMORTIZED       GROSS        ESTIMATED
                                   COST        UNREALIZED       FAIR        COST        UNREALIZED       FAIR
                                   BASIS     GAINS (LOSSES)     VALUE       BASIS     GAINS (LOSSES)     VALUE
                                 ---------   --------------   ---------   ---------   --------------   ---------
Money market funds.............   $   184        $  --         $   184     $ 1,018        $  --         $ 1,018
U.S. government securities.....     4,498            7           4,505      22,441         (123)         22,318
Corporate notes................        --           --              --      10,021          (14)         10,007
Mortgage backed securities.....       707           14             721       4,263           23           4,286
                                  -------        -----         -------     -------        -----         -------
Total available-for-sale
  investments..................     5,389           21           5,410      37,743         (114)         37,629
Amounts classified as cash
  equivalents..................    (3,484)           2          (3,482)     (1,018)          --          (1,018)
                                  -------        -----         -------     -------        -----         -------
Short-term investments.........   $ 1,905        $  23         $ 1,928     $36,725        $(114)        $36,611
                                  =======        =====         =======     =======        =====         =======
Securities held to maturity....   $ 1,780        $(130)        $ 1,650     $    --        $  --         $    --
                                  =======        =====         =======     =======        =====         =======

     There were no material gross realized gains or losses on sales of available-for-sale investments in 2000, 1999 or 1998.

     The estimated fair value of investments in debt securities at December 31, 2000, by contractual maturity, were as follows (in thousands):

Due in 1 year or less.......................................  $4,689
Due in 1 - 2 years..........................................   1,780
                                                              ------
                                                               6,469
Mortgage-backed securities..................................     721
                                                              ------
Total investments in debt securities........................  $7,190
                                                              ======

     Approximately $3.65 million of our cash and investments secures a letter of credit related to our facility, and is therefore not available for operations.

4. DEBT

     Long-term debt at December 31 was as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Convertible subordinated notes, due in 2004 at 7.25%.....  $47,850    $52,850
Equipment financing and other debt.......................      170        175
                                                           -------    -------
Total long-term debt.....................................   48,020     53,025
Current portion of long-term debt........................      (35)      (134)
                                                           -------    -------
Long-term debt, less current portion.....................  $47,985    $52,891
                                                           =======    =======

     In April 1997, the Company issued an aggregate principal amount of $86.3 million of convertible subordinated notes. The notes are due in 2004, bear annual interest at 7.25%, and are convertible at the option of the holder into the Company's common stock at a price of $28.958 per share. Original issuance costs were approximately $3.4 million and are being amortized to interest expense over the life of the notes. At December 31, 2000, unamortized issue costs included in other assets were approximately $0.8 million. At December 31, 2000, the fair value of the Company's long-term debt was approximately 29.5% of its carrying value.

                                HEARTPORT, INC.

     During the second quarter of 2000 we exchanged $5.0 million of principal of our convertible subordinated long term notes for 754,018 shares of our common stock, worth $3.25 million on the date of the exchange, and payment of $0.1 million in cash for all previously accrued interest. We realized a gain of $1.75 million, which is recorded as an extraordinary item. In the fourth quarter of 1998, the Company purchased $33.4 million in principal amount of its outstanding subordinated notes at a discount from face value. The transaction resulted in a gain of $15.6 million, consisting of a gain of $16.6 million due to the discount, offset by the write-off of $1.0 million in issue costs associated with the original issuance of the notes in April 1997.

     As of December 31, 2000, aggregate maturities of long-term debt were as follows (in thousands):

2001.......................................................  $    35
2002.......................................................       39
2003.......................................................       44
2004.......................................................   47,897
2005.......................................................        5
                                                             -------
                                                             $48,020
                                                             =======

     As of December 31, 2000, the Company has an unused credit facility with a commercial bank of $10.0 million available until March 2001. The credit facility allows the Company to renew this line of credit. The annual commitment fee is 0.25% for the unused portion of the line of credit.

5. NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic and diluted net loss per share until the time-based vesting restriction has lapsed. However, for the purposes of computing diluted earnings per share in periods with a profit, the dilutive effect of outstanding nonvested shares would be included using the treasury stock method. The Company has other securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potentially dilutive stock options, warrants, nonvested shares and convertible debentures, see Notes 4 and 7.

     The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                       2000        1999        1998
                                                      -------    --------    --------
Numerator for basic and diluted net loss per share:
  Net loss..........................................  $(6,293)   $(21,399)   $(40,658)
                                                      =======    ========    ========
Denominator:
  Weighted-average common shares....................   26,046      25,403      25,082
  Weighted-average nonvested shares subject to
     repurchase.....................................     (680)     (1,142)     (1,585)
                                                      -------    --------    --------
Denominator for basic and diluted net loss per
  share.............................................   25,366      24,261      23,497
                                                      =======    ========    ========
Basic and diluted net loss per share................  $ (0.25)   $  (0.88)   $  (1.73)
                                                      =======    ========    ========

                                HEARTPORT, INC.

6. STOCKHOLDERS' EQUITY

  Nonvested Shares

     At December 31, 2000, 515,500 shares of outstanding common stock owned by employees of and consultants to the Company were subject to repurchase, at the option of Heartport, at the original purchase price in the event of the termination of their employment or consulting relationship.

  Stock Option Plans

     Under the 1993 Stock Option Plan (the 1993 Plan), Heartport may grant incentive and nonstatutory stock options to purchase up to 6,720,000 shares of common stock to directors, employees and consultants. Options may be granted at an exercise price of not less than 85% of the fair value of the stock at the date of grant for nonstatutory stock options and 100% of the fair value of the stock at the date of grant for incentive stock options as determined by the Board of Directors. Generally, options vest under such conditions as determined by the Board of Directors, typically over a two or four year period, and expire after ten years. During 1996, we adopted the 1996 Stock Option Plan (the 1996
Plan), under which we reserved 2,110,000 shares of common stock for issuance to employees, consultants and directors in addition to the 3,390,000 shares incorporated from the 1993 Plan. In 1999, we adopted the 1999 Supplemental Stock Option Plan, under which the Company may grant nonstatutory stock options to purchase up to 1,500,000 shares of common stock to directors, consultants and employees who are not officers. We had 725,000 shares available for grant under the plans as of December 31, 2000.

     In the second quarter of 1998, our Board of Directors approved the cancellation and reissuance of outstanding options. Generally, under the program, employees with outstanding options at exercise prices in excess of $5.25 per share were given the choice of retaining these options or of obtaining in substitution new options for the same number of shares. The new options are exercisable at a price of $5.25 per share, the fair market value of the stock on the reissue date. The new options have a four year vesting schedule, subject to a one-year blackout period on exercise which expired on June 23, 1999. If an employee voluntarily terminated his or her employment prior to the end of the blackout period, the replacement options were forfeited. The number of options shown as granted and canceled in the table below includes the reissuance of options.

                                HEARTPORT, INC.

     A summary of stock option transactions is as follows:

                                                       OUTSTANDING OPTIONS
                                               ------------------------------------
                                               NUMBER OF SHARES    WEIGHTED AVERAGE
                                                (IN THOUSANDS)      EXERCISE PRICE
                                               ----------------    ----------------
December 31, 1997............................        5,268              $16.08
  Options granted............................        4,646                5.99
  Options exercised..........................         (293)               0.61
  Options canceled...........................       (3,823)              19.40
                                                    ------
December 31, 1998............................        5,798                6.56
  Options granted............................        3,086                2.44
  Options exercised..........................         (205)               1.03
  Options canceled...........................       (2,298)               7.01
                                                    ------
December 31, 1999............................        6,381                4.58
  Options granted............................        2,332                2.43
  Options exercised..........................         (122)               3.10
  Options canceled...........................       (1,092)               3.62
                                                    ------
December 31, 2000............................        7,499                4.08
                                                    ======

                                               NUMBER OF SHARES    WEIGHTED AVERAGE
                                                (IN THOUSANDS)      EXERCISE PRICE
                                               ----------------    ----------------
Options exercisable at:
  December 31, 1998..........................       1,286               $7.87
  December 31, 1999..........................       2,215                5.11
  December 31, 2000..........................       4,234                4.12

     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000:

                                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         ---------------------------------------   -------------------------
                                                           WEIGHTED
                                                            AVERAGE
                                                           REMAINING    WEIGHTED                    WEIGHTED
                                           NUMBER OF      CONTRACTUAL   AVERAGE      NUMBER OF      AVERAGE
               RANGE OF                      SHARES          LIFE       EXERCISE       SHARES       EXERCISE
            EXERCISE PRICES              (IN THOUSANDS)   (IN YEARS)     PRICE     (IN THOUSANDS)    PRICE
            ---------------              --------------   -----------   --------   --------------   --------
$ 0.06 - $ 1.88........................      3,099            8.9        $ 1.66        1,649         $ 1.71
$ 2.06 - $ 5.00........................      2,122            8.8          3.70        1,032           3.84
$ 5.13 - $ 5.63........................      1,774            7.5          5.25        1,312           5.25
$ 5.69 - $12.50........................         89            6.7          9.73           54           9.71
$16.81 - $24.00........................        415            6.5         17.84          187          17.34
                                             -----                                     -----
                                             7,499            8.4        $ 4.08        4,234         $ 4.12
                                             =====                                     =====

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

                                HEARTPORT, INC.

                                                   2000       1999       1998
                                                  -------    -------    -------
Expected dividend yield.........................       0%         0%         0%
Expected stock price volatility.................      65%        65%        65%
Risk-free interest rate.........................    5.00%      6.00%      5.00%
Expected life of options........................  3 years    3 years    3 years

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

                                               2000        1999        1998
                                             --------    --------    --------
Net loss -- as reported....................  $ (6,293)   $(21,399)   $(40,658)
Net loss -- pro forma......................  $(10,244)   $(25,677)   $(51,559)
Net loss per share -- as reported..........  $  (0.25)   $  (0.88)   $  (1.73)
Net loss per share -- pro forma............  $  (0.40)   $  (1.06)   $  (2.19)

     The weighted average fair value of options granted in 2000, 1999 and 1998 was $1.14, $1.16 and $2.81 per share, respectively.

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

  Stock Purchase Plan

     Under the 1996 Employee Stock Purchase Plan (the Purchase Plan), employees may purchase common stock at the lower of 85% of the fair market value of the common stock at the beginning or end of each offering period of up to an aggregate total of 366,000 shares of Heartport's common stock as of December 31, 2000. In 1999, the Purchase Plan was amended to provide for an automatic increase in the number of shares authorized for purchase under the plan on January 1st of each year equal to the lesser of (i) 0.5% of the outstanding shares of the Company's common stock or (ii) 150,000 shares. During the years ended December 31, 2000, 1999 and 1998, shares issued under the Purchase Plan were 21,000, 65,000 and 92,000, respectively.

  Shareholder Rights Plan

     On March 26, 1996, the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock outstanding on the effective date of the Offering. Each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior participating preferred stock of the Company, a designated series of preferred stock for which each 1/1000 of a share has economic attributes and voting rights equivalent to one share of Heartport's common stock, at an exercise price of $0.001 per share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers for 20% or more of the Company's capital stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.001 per Right. For a limited

                                HEARTPORT, INC.

period of time after the announcement of any such acquisition or offer, each Right becomes exercisable or, at the discretion of the Board, may be exchanged for one share of common stock per Right. The Rights expire in the year 2006.

  Common Stock Reserved

     At December 31, 2000, Heartport has reserved shares of common stock for future issuances as follows (in thousands):

Stock options...............................................  725
Stock purchase plan.........................................  246
Stock warrants..............................................   18
                                                              ---
          Total.............................................  989
                                                              ===

7. INCOME TAXES

     Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for 2000, 1999 or 1998.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at December 31, are as follows (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred Tax Assets:
  Net operating loss...................................  $ 58,900    $ 53,000
  Research Credits.....................................     2,330       2,300
  Capitalized research and development.................     1,860       1,100
  Other................................................     4,630       9,900
                                                         --------    --------
Total Deferred Tax Assets..............................    67,720      66,300
Valuation Allowance....................................   (67,720)    (66,300)
                                                         --------    --------
Net Deferred Tax Assets................................  $     --    $     --
                                                         ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

     The valuation allowance decreased by $1,420,000 and increased by $9,030,000 during 2000 and 1999, respectively.

     As of December 31, 2000, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $163,000,000 which expire in the years 2008 through 2020 and federal research and development tax credits of approximately $1,400,000 which expire in the years 2012 through 2020.

     Utilization of the Company's net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8. RESTRUCTURING CHARGES

  2000

     In April 2000, the company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, we reduced our United States workforce by approximately 32%. The

                                HEARTPORT, INC.

planned restructuring activities resulted in a charge of $1.4 million, all of which related to severance and other employee related costs associated with approximately 43 terminated employees primarily in sales and manufacturing. Liabilities relating to this restructuring plan were paid as of December 31, 2000.

  1999

     In June 1999, the Company adopted a restructuring plan to reduce expenses and improve operating efficiency. Under the restructuring plan, the Company reduced its United States workforce by approximately 55 employees primarily in manufacturing and administration. The restructuring activities resulted in an original charge of $2.9 million which was reduced by $0.4 million in the fourth quarter of 1999 and $0.1 million in the year ended December 31, 2000 due primarily to a reduction in certain employee-related expenses.

     The following table summarizes the Company's restructuring activity for the 1999 restructuring charge (in thousands):

                                                   NON-CASH                                        ACCRUED
                                  RESTRUCTURING   WRITE OFFS                                    RESTRUCTURING
                                     CHARGE           AND         CASH        CHANGE IN           CHARGE AT
                                    JUNE 1999     WRITE DOWNS   PAYMENTS   RESERVE ESTIMATE   DECEMBER 31, 1999
                                  -------------   -----------   --------   ----------------   -----------------
Severance and benefits..........     $2,416          $  --      $(1,576)        $(484)              $356
Write off of assets.............        225           (225)          --            --                 --
Sublease excess facilities......        266             --         (187)           50                129
                                     ------          -----      -------         -----               ----
          Total restructuring
            charge..............     $2,907          $(225)     $(1,763)        $(434)              $485
                                     ======          =====      =======         =====               ====

                                              ACCRUED                                           ACCRUED
                                           RESTRUCTURING                                     RESTRUCTURING
                                             CHARGE AT         CASH        CHANGE IN           CHARGE AT
                                         DECEMBER 31, 1999   PAYMENTS   RESERVE ESTIMATE   DECEMBER 31, 2000
                                         -----------------   --------   ----------------   -----------------
Severance and benefits.................        $356           $(253)         $(103)               $--
Sublease excess facilities.............         129             (54)           (15)                60
                                               ----           -----          -----                ---
          Total........................        $485           $(307)         $(118)               $60
                                               ====           =====          =====                ===

     The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

  1998

     In May 1998, the Company adopted a restructuring plan whereby the Company reduced its United States workforce by 140 employees (primarily in manufacturing and in its Utah training facility) and closed its training facility in Utah. The restructuring plan resulted in a net charge of $12.1 million.

                                HEARTPORT, INC.

     The following tables summarize the Company's restructuring activity for the 1998 restructuring charge (in thousands):

                                                   NON-CASH                                        ACCRUED
                                  RESTRUCTURING   WRITE OFFS                                    RESTRUCTURING
                                     CHARGE           AND         CASH        CHANGE IN           CHARGE AT
                                    JUNE 1998     WRITE DOWNS   PAYMENTS   RESERVE ESTIMATE   DECEMBER 31, 1998
                                  -------------   -----------   --------   ----------------   -----------------
Severance and benefits..........     $ 2,842        $   --       $2,428        $  (262)            $  152
Write off of assets.............       6,151         6,682          (65)           466                 --
Exit facility leases............       4,705           646          595         (2,466)               998
Other...........................         676           212          510             46                 --
                                     -------        ------       ------        -------             ------
          Total restructuring
            charge..............     $14,374        $7,540       $3,468        $(2,216)            $1,150
                                     =======        ======       ======        =======             ======

                                              ACCRUED                                           ACCRUED
                                           RESTRUCTURING                                     RESTRUCTURING
                                             CHARGE AT         CASH        CHANGE IN           CHARGE AT
                                         DECEMBER 31, 1998   PAYMENTS   RESERVE ESTIMATE   DECEMBER 31, 1999
                                         -----------------   --------   ----------------   -----------------
Severance and benefits.................       $  152          $(137)         $ (15)              $ --
Exit facility leases...................          998           (785)           (95)               118
                                              ------          -----          -----               ----
          Total restructuring charge...       $1,150          $(922)         $(110)              $118
                                              ======          =====          =====               ====

                                              ACCRUED                                           ACCRUED
                                           RESTRUCTURING                                     RESTRUCTURING
                                             CHARGE AT         CASH        CHANGE IN           CHARGE AT
                                         DECEMBER 31, 1999   PAYMENTS   RESERVE ESTIMATE   DECEMBER 31, 2000
                                         -----------------   --------   ----------------   -----------------
Exit facility leases...................        $118            $(27)          $(13)               $78
                                               ----            ----           ----                ---
          Total........................        $118            $(27)          $(13)               $78
                                               ====            ====           ====                ===

     The remaining liability relates primarily to estimated cash expenditures in connection with excess facilities.

9. EMPLOYEE BENEFIT PLAN

     Heartport has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 20% of their pre-tax salary, up to statutory limits. All regular U.S. employees are eligible to participate. In 1999 we began matching employee contributions made to the savings plan up to $125 per quarter per employee. The total matching contributions were not significant.

                                HEARTPORT, INC.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   FIRST      SECOND      THIRD     FOURTH      TOTAL
                                  QUARTER    QUARTER*    QUARTER    QUARTER      YEAR
                                  -------    --------    -------    -------    --------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net sales.......................  $ 4,302    $ 6,992     $ 4,121    $ 4,805    $ 20,220
Operating (loss) income.........   (3,201)    (1,402)       (816)       201      (5,218)
Loss before extraordinary
  item..........................   (3,784)    (2,131)     (1,609)      (519)     (8,043)
Extraordinary item..............       --      1,750          --         --       1,750
Net loss........................   (3,784)      (381)     (1,609)      (519)     (6,293)
Basic and diluted loss per share
  Loss before extraordinary
     item.......................    (0.15)     (0.08)      (0.06)     (0.03)      (0.32)
  Extraordinary item............       --       0.07          --         --        0.07
  Net loss......................    (0.15)     (0.01)      (0.06)     (0.03)      (0.25)
Common stock trading range(a):
  High..........................     8.00       4.50        3.88       3.38        8.00
  Low...........................     4.44       2.88        2.13       1.56        1.56
1999
Net sales.......................  $ 5,593    $ 4,121     $ 3,818    $ 4,558    $ 18,090
Operating (loss) income.........   (5,013)    (9,433)     (3,810)    (2,190)    (20,446)
Net loss........................   (5,184)    (9,416)     (4,171)    (2,628)    (21,399)
Basic and diluted loss per share
  Net loss......................    (0.22)     (0.39)      (0.17)     (0.10)      (0.88)
Common stock trading range(a):
  High..........................     8.44       6.00        4.56       6.06        8.44
  Low...........................     4.44       2.38        1.88       3.00        1.68

---------------

 * Second Quarter 2000 net loss includes extraordinary gain of $1.75 million ($0.07 per share) for the extinguishment of debt for common shares.

(a) Trading ranges are based on the Nasdaq National market until the third quarter of 2000. Then on the Nasdaq SmallCap market.

11. SUBSEQUENT EVENT (UNAUDITED)

     The Company has entered into an Amended and Restated Agreement and Plan of Merger, dated as of January 26, 2001, with Johnson & Johnson. Pursuant to the terms of the merger agreement, HP Merger Sub, Inc., a newly-formed, wholly-owned subsidiary of Johnson & Johnson, will be merged with and into Heartport, with Heartport continuing as the surviving corporation in the merger and becoming a wholly-owned subsidiary of Johnson & Johnson. Upon consummation of the proposed merger, each holder of Company common stock will receive a fraction of a share of Johnson & Johnson common stock based on an exchange ratio for each share of Company common stock that he or she owns. The exchange ratio will be calculated by dividing $2.72 by the average per share closing price of Johnson & Johnson common stock as reported on the New York Stock Exchange Composite Transactions Tape during a period of 20 trading days ending on the second trading day immediately proceeding the date on which the merger is completed. Heartport intends to consummate this merger once it receives all necessary stockholder approvals and regulatory clearance and all conditions to the consummation of the merger contained in the merger agreement have been satisfied. Johnson & Johnson filed a registration statement on Form S-4 with respect to this transaction on February 22, 2001, which includes a preliminary prospectus/proxy statement that will be mailed to Heartport's stockholders once the information contained in that document is finalized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company, and their ages as of December 31, 2000, are as follows:

                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
Casey M. Tansey............................  43    President, Chief Executive Officer and
                                                   Director
Christopher A. Hubbard.....................  42    Vice President, Sales
Steven E. Johnson..........................  42    Senior Vice President, Operations
Lawrence C. Siegel, M.D. ..................  43    Chief Technical Officer
Frank M. Fischer...........................  59    Chairman of the Board of Directors
Joseph S. Lacob(1)(2)......................  45    Director
Wesley D. Sterman, M.D. ...................  41    Director and Co-Founder
John H. Stevens, M.D.(1)...................  41    Director and Co-Founder

---------------
(1) Member of Compensation Committee

(2) Member of Audit Committee

     Casey M. Tansey has been President and Chief Executive Officer and a director of the Company since September 1999. Prior to that, he was the Company's President and Chief Operating Officer from June 1999 to September 1999; Senior Vice President, Sales and Marketing from January 1998 to June 1999; and Vice President, Sales and Marketing from December 1995 to January 1998. From 1988 until joining the Company in 1995, Mr. Tansey served in various capacities with the Edwards C.V.S. Division of Baxter. Mr. Tansey's most recent position at Baxter/Edwards was Vice President, North American Sales. Mr. Tansey earned a B.S. in Business Administration and an M.B.A. from the College of Notre Dame.

     Christopher A. Hubbard has been Vice President, Sales of the Company since June 1999. Prior to that, he was the Company's Senior Director, U.S. Sales from September 1997 to June 1999; Director, U.S. Sales from January 1997 to September 1997; and Regional Sales Manager from March 1996 to January 1997. Before joining the Company, Mr. Hubbard was Regional Sales Manager at Devices for Vascular Intervention, formerly a subsidiary of Guidant Corporation from 1990 to 1996. Mr. Hubbard holds a B.S. in Marketing from the University of Illinois.

     Steven E. Johnson has been Senior Vice President, Operations of the Company since June 1999 and was the Company's Senior Vice President, Manufacturing from January 1998 to June 1999. Prior to that, he was Vice President, Manufacturing of the Company since August 1994. Before joining the Company, Mr. Johnson served in various capacities with Advanced Cardiovascular Systems, Inc., a medical device company, from 1983 to 1994, most recently as Vice President, Manufacturing. Mr. Johnson earned a B.S. in Industrial Engineering from Kettering University.

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

     Joseph S. Lacob has been a director of the Company since April 1992. Mr. Lacob is a general partner of Kleiner Perkins Caufield & Byers ("Kleiner Perkins"), a venture capital firm he joined in 1987. Prior to joining Kleiner Perkins, he was Marketing Manager for Cetus Corporation, a biotechnology company. Mr. Lacob is a director of Corixa Corporation, Pharmacyclics, Inc.; Sportsline USA, Inc.; and several privately held companies. Mr. Lacob holds a B.S. in Biochemistry from the University of California at Irvine, a Masters in Public Health from the University of California at Los Angeles, and an M.B.A. from the Graduate School of Business at Stanford University.

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

     John H. Stevens, M.D. founded the Company with Dr. Sterman in May 1991, and has been a director of the Company since that time. Dr. Stevens was Heartport's Chief Technology Officer from July 1997 to May 1998. From August 1996 until July 1997 Dr. Stevens was Assistant Professor of Cardiothoracic Surgery at Stanford University School of Medicine and prior to that he served as Chief Resident of the Department of Cardiothoracic Surgery at Stanford, and as Senior Registrar in Cardiothoracic Surgery at the Great Ormond Street Hospital for Sick Children in London, England from July 1995 to March 1996. Dr. Stevens earned B.U.S. and B.S. degrees in Communications and Psychology from the University of Utah and an M.D. from Stanford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) reports they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 2000, with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater-than-ten-percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned for services rendered in all capacities to the Company and its subsidiaries for the three fiscal years ended December 31, 1998, 1999, and 2000, by each of the individuals who served as the Company's Chief Executive Officer and each of the Company's three other highest-paid individuals who were serving as executive officers at the end of 2000 and whose salary and bonus exceeded $100,000 for the year (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                 AWARDS(2)
                                                                                ------------
                                                       ANNUAL COMPENSATION       SECURITIES
                                           FISCAL   -------------------------    UNDERLYING     ALL OTHER
       NAME AND PRINCIPAL POSITION          YEAR    SALARY($)(1)   BONUSES($)     OPTIONS      COMPENSATION
       ---------------------------         ------   ------------   ----------   ------------   ------------
Casey M. Tansey..........................   2000      279,994       692,000       125,000           0
  President, Chief Executive                1999      237,224       115,000       600,000           0
  Officer and Director                      1998      198,013        60,000             0           0
Christopher A. Hubbard...................   2000      224,978       168,000       175,000           0
  Vice President, Sales                     1999      264,421        58,000       350,000           0
                                            1998      275,065        48,975       119,800(3)        0
Steven E. Johnson........................   2000      229,996       227,000       200,000           0
  Senior Vice President,                    1999      219,200        48,000       140,000           0
  Operations                                1998      199,950        40,000             0           0
Lawrence C. Siegel, M.D..................   2000      249,990       168,000       175,000           0
  Chief Technical Officer                   1999      241,129        76,000       400,000           0
                                            1998      213,832        40,000       300,000(4)        0

---------------
(1) Salary includes amounts deferred under the Company's 401(k) Plan.

(2) No restricted stock grants were made to the Named Officers during the fiscal year.

(3) Amount includes options for 69,800 shares that were granted upon cancellation of an identical number of options previously granted to the employee in 1996 through February 1998.

(4) These options were granted upon cancellation of an identical number of options previously granted to the employee.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning the stock option grants made to each of the Named Officers for the year ended December 31, 2000:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                    POTENTIAL
                                          INDIVIDUAL GRANTS                         REALIZABLE
                         ----------------------------------------------------    VALUE AT ASSUMED
                         NUMBER OF                                               ANNUAL RATES OF
                         SECURITIES     % OF TOTAL                                 STOCK PRICE
                         UNDERLYING      OPTIONS       EXERCISE                  APPRECIATION FOR
                          OPTIONS       GRANTED TO      OR BASE                   OPTION TERM(4)
                          GRANTED      EMPLOYEES IN      PRICE     EXPIRATION   ------------------
         NAME              (#)(1)     FISCAL YEAR(2)   ($/SH)(3)      DATE       5%($)     10%($)
         ----            ----------   --------------   ---------   ----------   -------    -------
Casey M. Tansey........   125,000(5)       5.48%        1.5625      12/28/10    122,831    311,278
Christopher A.
  Hubbard..............   125,000(6)       5.48%        1.5625      12/28/10    122,831    311,278
                           41,667(7)       1.83%          3.75       4/13/10     98,266    249,024
                            8,333(7)        .37%          3.75       4/13/10     19,652     49,802
Steven E. Johnson......   125,000(6)       5.48%        1.5625      12/28/10    122,831    311,278
                           15,219(7)        .67%          3.75       4/13/10     35,892     90,957
                            9,781(7)        .43%          3.75       4/13/10     23,067     58,456
                           35,417(8)       1.56%        2.6875        7/4/10     59,860    151,697
                           14,583(8)        .64%        2.6875        7/4/10     24,648     62,462
Lawrence C. Siegel,
  M.D..................   125,000(6)       5.48%        1.5625      12/28/10    122,831    311,278
                           50,000(7)       2.19%          3.75       4/13/10    117,918    298,827

---------------
(1) The option will become fully exercisable and any unvested option shares will vest immediately upon an acquisition of the Company by merger or asset sale unless assumed or replaced by the acquiring entity. Options which are assumed or replaced in the transaction and do not otherwise accelerate at that time shall automatically accelerate (and unvested option shares which do not otherwise vest at that time shall automatically vest) in the event the optionee's service terminates by reason of an involuntary or constructive termination within 12 months following the transaction as if the optionee's service continued for an additional twelve months. Each option has a maximum term of ten years, subject to earlier termination in the event of the optionee's cessation of providing services to the Company.

(2) This is based on the Company granting an aggregate of 2,281,022 in options in 2000.

(3) The exercise price may be paid in cash, in shares of common stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(5) This option to Mr. Tansey is fully vested.

(6) 75,000 shares under this option vest immediately and the rest of the shares vest over the next 6 months of service.

(7) One-half of the shares under this option vest upon six months of service from the vesting commencement date and the remaining one-half of the shares vest monthly over the next 18 months of service.

(8) One-quarter of the shares under this option vest upon six months of service from the vesting commencement date and the remaining shares vest monthly over the next 18 months of service.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning option holdings for the year ended December 31, 2000, with respect to each of the Named Officers. No options were exercised by the Named Officers during the 2000 fiscal year. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                         NUMBER OF SECURITIES        MARKET VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                          OPTIONS AT FY-END                  AT FY-END(1)
                                     ----------------------------    ----------------------------
               NAME                  EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
               ----                  -----------    -------------    -----------    -------------
Casey M. Tansey....................    574,322         150,677           $0              $0
Christopher A. Hubbard.............    413,060         231,739           $0              $0
Steven E. Johnson..................     95,170         244,830           $0              $0
Lawrence C. Siegel, MD.............    580,216         294,784           $0              $0

---------------
(1) Based on the fair market value of the common stock at year-end 31-Dec-2000 ($1.5625 per share) less the exercise price payable for such shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Company's Board of Directors was formed in February, 1996, and the members of the Compensation Committee are Dr. Stevens and Dr. Wheelwright. None of these individuals was at any time during the year ended December 31, 2000, an officer or employee of the Company. Dr. Stevens was the Company's Chief Technology Officer from July 1997 until December 31, 1998. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

CHANGE IN CONTROL ARRANGEMENTS

     The Company has adopted a Change in Control Severance Plan under which eligible employees are entitled to income continuation and certain health benefits if within 24 months following a change in control of the Company (1) the employee's employment is terminated by the Company or any successor without cause or (2) the employee terminates his or her employment following (a) a change in his or her position with the Company that materially reduces his or her job responsibility, (b) a reduction in his or her salary and target bonus level or (c) a change in his or her place of employment to a location that is more than 25 miles from his or her prior place of employment, in each case if the change or reduction is effected without the employee's written consent. The eligible participants who are executive officers of the Company include Casey Tansey, Christopher Hubbard, Steven Johnson and Lawrence Siegel. The Change in Control Severance Plan provides a severance benefit for director-level employees equal to 12 months of base salary and 100% of the employee's target bonus for the fiscal year in which the employee is terminated, as well as continuation of health benefits. The Change in Control Severance Plan provides a severance benefit for officers (vice president or more senior) equal to 24 months of base salary and 200% of the officer's target bonus for the fiscal year in which the officer is terminated, as well as continuation of health benefits. Payments under the Change in Control Severance Plan will be reduced if necessary to provide employees with the greatest after-tax benefit, after taking into account any excise tax imposed under Section 4999 of the Internal Revenue Code. The completion of the merger with Johnson & Johnson will constitute a change in control of the Company under the Change in Control Severance Plan.

     The Company has agreed to provide Casey M. Tansey, its President and Chief Executive Officer, a severance payment equal to 2 years of salary plus 200% of Mr. Tansey's target bonus should he be involuntarily terminated within 12 months following a change of control of the Company. The failure to retain Mr. Tansey as President and Chief Executive Officer of the company surviving the change of control transaction will be considered an involuntary termination under the agreement. Mr. Tansey will also be entitled to accelerated vesting of his stock options as if he had remained an employee of the Company for an additional twelve months should he be involuntarily terminated within 12 months following a change of control of the Company.

     The Company has agreed to provide Dr. Lawrence C. Siegel, its Chief Technical Officer, with severance payments of twelve months of salary, vesting of his stock options as if his service continued for an additional twelve months, and health insurance for six months or until he is insured by another employer should there be an involuntary termination of his employment without cause.

     Each option outstanding under the Company's 1993 Stock Option Plan was amended in 1997 to provide that the exercisability of each such option will accelerate in the event of a merger or other designated transaction, unless the option is assumed in connection with the transaction. If the option is assumed and the optionee's service is subsequently terminated by reason of an involuntary or constructive termination within twelve (12) months of the merger or other transaction, then the option will accelerate as if the optionee remained in service for an additional 12 months at the time of the optionee's cessation of service and such option will remain exercisable for a twelve (12) month period following cessation of service.

     Under the terms of the 1996 Stock Option Plan, each outstanding option will accelerate in the event of a merger or other certain change in control situations unless the option is assumed in connection with the transaction. In addition, upon an involuntary termination of the optionee's service within twelve months following the transaction, the exercisability of the option and the vesting of shares will accelerate with respect to that number of shares as if the optionee's service continued for an additional twelve months following the involuntary termination, unless otherwise provided in the individual's employment agreement.

     The Company has entered into incentive letter agreements with each of Casey Tansey, Christopher Hubbard, Steven Johnson and Lawrence Siegel that provide for the payment of cash bonuses immediately prior to the closing of the merger.

     The Compensation Committee has the authority under the 1996 Stock Option Plan to provide for the acceleration of vesting of the shares of common stock subject to the outstanding options held by any executive officer or other employee under that Plan at any time, including in connection with a merger, other certain change in control situations, or a hostile take-over of the Company, which may or may not be conditioned on his employment being terminated (whether involuntarily or through a forced resignation).

OTHER ARRANGEMENTS

     On May 7, 1998 the Company entered into an agreement with Wesley D. Sterman, M.D., its then President and Chief Executive Officer, pursuant to which Dr. Sterman resigned as President and Chief Executive Officer and became Chairman of the Board of Directors. Under the agreement and while Dr. Sterman's service as a director continues, the Company will provide Dr. Sterman with the benefits of the Company's Change in Control Severance Plan as if he were still President and Chief Executive Officer. In addition, if the Company agrees to any severance, change in control or similar package with any other executive officer that is more beneficial to such officer than that provided to Dr. Sterman, he will be entitled to a comparable arrangement in lieu of that provided under the Change in Control Severance Plan.

     The Company has agreed to provide Steven Johnson and Christopher Hubbard with severance benefits of six months of salary plus an additional month for each year of service plus health insurance for the duration of the salary continuation or until they are insured by another employer if there should be an involuntary termination of their employment without cause.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for establishing policies and programs for compensating Heartport's executive officers. Each year, the

Committee determines the base salary payable to the Chief Executive Officer ("CEO") and all other executive officers, and approves the incentive bonus program for the CEO and other executive officers. In addition, the Committee administers the Company's 1996 Stock Option Plan and Employee Stock Purchase Plan. The Committee has the exclusive authority to grant stock options to the Company's officers. For fiscal 2000, the Committee considered both qualitative and quantitative factors in determining executive officer compensation levels, including commercially-prepared surveys of comparable companies.

COMPENSATION POLICY AND PHILOSOPHY

     The Committee's policy is to develop executive compensation packages that attract, retain and motivate highly effective executives. Compensation programs are designed to reward the achievement of both short-term and long-term objectives of the Company and to align the executives' interests with those of the Company's stockholders. It is the Committee's objective to have a substantial portion of each officer's compensation contingent upon the Company's performance, as well as upon his or her own level of performance. Accordingly, each executive officer's compensation package consists of three major components: (i) base salary, (ii) annual cash incentive compensation, and (iii) long-term stock-based incentive awards.

BASE SALARY

     The base salary for each executive officer is set by reviewing the pay practices of companies that compete with the Company for executive talent, and by evaluating each individual's performance and contribution. The Committee believes that the Company's most direct competitors for executive talent are not necessarily all of the companies that the Company would use in a comparison of stockholder returns. Therefore, the compensation comparison group is not the same as the industry group in the index used in the Stock Performance Graph, below.

ANNUAL CASH INCENTIVE COMPENSATION

     Each executive officer has an annual bonus target. The total bonus pool for executive officers is determined based on the Company's achievement of goals. For fiscal 2000, the corporate-level goals were comprised primarily of the following equally-weighted components: (i) revenue; (ii) gross margin improvement; (iii) operating expense reduction; and (iv) completion of development and commercial release of new products. The Company achieved the majority of its performance targets in 2000. Actual bonuses paid reflect both the achievement of corporate goals and the individual's specific functional objectives, with greater weight being given to the achievement of corporate goals. The weighting of corporate goals vs. individual objectives was consistent among all executive officers. Actual bonuses for the Named Officers are listed in the Summary Compensation Table.

LONG-TERM STOCK-BASED INCENTIVE AWARDS

     Generally, a significant option grant is made in the year that an executive officer commences employment or an employee is promoted to an executive officer position. The size of each grant is set at a level that the Committee deems appropriate to create a meaningful opportunity for stock ownership based upon the individual's position and responsibilities with the Company. Each grant allows the officer to acquire shares of common stock at a fixed price per share (generally the market price on the grant date) over a specified period of time. The vesting schedules are designed to encourage the executives to remain with the Company and to focus on longer-term results.

CEO COMPENSATION

     Mr. Tansey's annual base salary of $280,000 was established by the Committee in September 1999 with consideration of base salaries paid to chief executive officers of comparable companies and in recognition of the challenges he faced with regard to leading the Company's business. During fiscal 2000, Mr. Tansey's annual base salary remained at $280,000. The Committee approved the bonus paid to the CEO as a retention device to reflect the extraordinary circumstances of the Company over the past several years.

     The annual base salary for Mr. Fischer, the Company's President and Chief Executive Officer until July 1999 and Chief Executive Officer until September 1999, was determined by the Committee based on Mr. Fischer's performance in 1998, his substantial experience as chief executive of another public medical device company in the cardiovascular field, and in recognition of the challenges he faced with regard to leading the Company's business.

TAX LIMITATION

     Under the Federal tax laws, a publicly-held company such as the Company is not allowed a Federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. In order to qualify option grants under the Company's 1996 Stock Option Plan ("1996 Plan") for an exemption available to performance-based compensation, the stockholders have approved certain provisions of the 1996 Plan, including a limit on the maximum number of shares of common stock for which any one participant may be granted stock options each calendar year over the term of the 1996 Plan. Accordingly, any compensation deemed paid to an executive officer when he exercises an outstanding option under the 1996 Plan with an exercise price equal to the fair market value of the option shares on the grant date will qualify as performance-based compensation that will not be subject to the $1 million limitation. The Committee will not limit the dollar amount of the cash compensation payable to the Company's executive officers to the $1 million limit.

Compensation Committee:

John H. Stevens, M.D.
Joseph Lacob

                            STOCK PERFORMANCE GRAPH

     The graph set forth below compares the cumulative total stockholder return on the Company's common stock between April 25, 1996 (the date the Company's initial public offering commenced) and December 31, 2000 with the cumulative total return of (i) the CRSP Total Return Index for The Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Stock Market-U.S. Index") and (ii) the Hambrecht and Quist Healthcare Index (the "H&Q Healthcare Index"), over the same period. This graph assumes the investment of $100.00 on April 25, 1996 in the Company's common stock, the Nasdaq Stock Market-U.S. Index and the H&Q Healthcare Index, and assumes the reinvestment of dividends, if any.

     The comparisons shown in the graph below are based upon historical data. The Company cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company's common stock. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

                 COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN
          AMONG HEARTPORT, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                    AND THE JP MORGAN H & Q HEALTHCARE INDEX

                                                                                  NASDAQ STOCK               JP MORGAN H & Q
                                                     HEARTPORT, INC.              MARKET (U.S.)                HEALTHCARE
                                                     ---------------              -------------              ---------------
4/25/96                                                  100.00                      100.00                       100.00
6/96                                                     144.05                      100.43                       515.55
9/96                                                     123.81                      104.02                       515.28
12/96                                                    108.93                      109.14                       477.63
3/97                                                     116.67                      103.22                       385.40
6/97                                                      83.93                      122.13                       450.12
9/97                                                     116.67                      142.79                       542.57
12/97                                                     97.02                      133.68                       490.55
3/98                                                      52.38                      156.45                       583.43
6/98                                                      31.25                      160.76                       587.02
9/98                                                      14.88                      145.07                       482.64
12/98                                                     27.98                      188.51                       711.58
3/99                                                      22.92                      211.42                       882.05
6/99                                                      11.31                      231.27                      1010.35
9/99                                                      21.73                      237.03                      1094.54
12/99                                                     22.62                      350.33                      1993.33
3/00                                                      22.02                      393.18                      2272.95
6/00                                                      13.69                      341.84                      2024.93
9/00                                                      14.88                      314.54                      2017.41
12/00                                                      7.44                      210.79                      1345.55

     Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by the Company under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 16, 2001, certain information with respect to shares beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding shares of common stock, (ii) each of the Company's directors and the executive officers named in the Summary Compensation Table and
(iii) all current directors and executive officers as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within sixty
(60) days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

                                                                    APPROXIMATE
                                                     ------------------------------------------
                                                           SHARES              PERCENTAGE
                       NAME                          BENEFICIALLY OWNED   BENEFICIALLY OWNED(1)
                       ----                          ------------------   ---------------------
Kleiner Perkins Caufield & Byers(2)................       1,820,000                5.78%
  2750 Sand Hill Road
  Menlo Park, CA 94025
Frank M. Fischer(3)................................       1,058,042                3.36%
Joseph S. Lacob(2)(4)..............................       2,164,838                6.88%
Wesley D. Sterman, M.D. ...........................       3,205,492               10.19%
John H. Stevens, M.D.(5)...........................       1,632,516                5.19%
Casey M. Tansey(6).................................         898,532                2.86%
Christopher A. Hubbard(7)..........................         510,003                1.62%
Steven E. Johnson(8)...............................         802,258                2.55%
Lawrence C. Siegel, M.D.(9)........................         786,273                2.50%
All current directors and executive officers as a
  group (8 persons)(10)............................      11,057,954               35.14%

---------------
 (1) Percentage of ownership is based on 26,364,821 shares of common stock outstanding on February 16, 2001, plus 5,104,849 shares of common stock subject to options that are exercisable within 60 days of February 16, 2001. The number of shares of common stock beneficially owned by each listed individual includes the shares issuable pursuant to stock options that are exercisable within 60 days of February 16, 2001. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

 (2) Includes 1,693,510 shares of common stock owned by Kleiner Perkins Caufield & Byers VI, L.P. ("KPCB VI"), and 126,490 shares of common stock owned by KPCB VI Founders' Fund. Mr. Lacob, a director of the Company, is a general partner of Kleiner Perkins Caufield & Byers VI Associates, L.P. ("KPCB VI Associates"), which is a general partner of KPCB VI and KPCB VI Founders' Fund. Mr. Lacob disclaims beneficial ownership of shares held by KPCB VI, KPCB VI Founders' Fund, and KPCB VI Associates, except for his pecuniary interest therein. KPCB VI and KPCB VI Founders' Fund are parties to a Stockholder Agreement with Johnson & Johnson in which KPCB VI and KPCB VI Founders' Fund have agreed to vote all of the shares of common stock held by the entities as of January 26, 2001 and that they hold at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (3) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 796,875 shares of common stock. Mr. Fischer is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (4) Includes options immediately exercisable for 80,000 shares of common stock. Mr. Lacob is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (5) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 121,280 shares of common stock. Mr. Stevens is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction

 (6) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 725,000 shares of common stock. Mr. Tansey is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (7) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 508,779 shares of common stock. Mr. Hubbard is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (8) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 260,125 shares of common stock. Mr. Johnson is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

 (9) Includes options immediately exercisable, or exercisable within 60 days of February 16, 2001, for 681,227 shares of common stock. Dr. Siegel is a party to a Stockholder Agreement with Johnson & Johnson in which he has agreed to vote all of the shares of common stock that he owns as of January 26, 2001 and that he holds at the time of the meeting of Heartport stockholders held to vote on the Company's merger agreement with Johnson & Johnson, in favor of the merger and for approval and adoption of the merger agreement and against any competing transaction.

(10) Includes options immediately exercisable, or exercisable within 60 days of February 16, for 3,173,286 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CHANGE IN CONTROL ARRANGEMENTS

     The Company has adopted a Change in Control Severance Plan under which eligible employees are entitled to income continuation and certain health benefits if within 24 months following a change in control of the Company (1) the employee's employment is terminated by the Company or any successor without cause or (2) the employee terminates his or her employment following (a) a change in his or her position with the Company that materially reduces his or her job responsibility, (b) a reduction in his or her salary and target bonus level or
(c) a change in his or her place of employment to a location that is more than 25 miles from his or her prior place of employment, in each case if the change or reduction is effected without the employee's written consent. The eligible participants who are executive officers of the Company include Casey Tansey, Christopher Hubbard, Steven Johnson and Lawrence Siegel. The Change in Control Severance Plan provides a severance benefit for director-level employees equal to 12 months of base salary and 100% of the employee's target bonus for the fiscal year in which the employee is terminated, as well as continuation of health benefits. The Change in Control Severance Plan provides a severance benefit for officers (vice president or more senior) equal to 24 months of base salary and 200% of the officer's target bonus for the fiscal year in which the officer is terminated, as well as continuation of health benefits. Payments under the Change in Control Severance Plan will be reduced if necessary to provide employees with the greatest after-tax benefit, after taking into account any excise tax imposed under Section 4999 of the Internal Revenue Code. The completion of the merger with Johnson & Johnson will constitute a change in control of the Company under the Change in Control Severance Plan.

     The Company has agreed to provide Casey M. Tansey, its President and Chief Executive Officer, a severance payment equal to 2 years of salary plus 200% of Mr. Tansey's target bonus should he be involuntarily terminated within 12 months following a change of control of the Company. The failure to retain Mr. Tansey as President and Chief Executive Officer of the company surviving the change of control transaction will be considered an involuntary termination under the agreement. Mr. Tansey will also be entitled to accelerated vesting of his stock options as if he had remained an employee of the Company for an additional twelve months should he be involuntarily terminated within 12 months following a change of control of the Company.

     The Company has agreed to provide Dr. Lawrence C. Siegel, its Chief Technical Officer, with severance payments of twelve months of salary, vesting of his stock options as if his service continued for an additional twelve months, and health insurance for six months or until he is insured by another employer, should there be an involuntary termination of his employment without cause.

     Each option outstanding under the Company's 1993 Stock Option Plan was amended in 1997 to provide that the exercisability of each such option will accelerate in the event of a merger or other designated transaction, unless the option is assumed in connection with the transaction. If the option is assumed and the optionee's service is subsequently terminated by reason of an involuntary or constructive termination within twelve (12) months of the merger or other transaction, then the option will accelerate as if the optionee remained in service for an additional 12 months at the time of the optionee's cessation of service and such option will remain exercisable for a twelve (12) month period following cessation of service

     Under the terms of the 1996 Stock Option Plan, each outstanding option will accelerate upon a Corporate Transaction unless the option is assumed in connection with certain change of control situations (a "Corporate Transaction"). In addition, upon an involuntary termination of the optionee's service within twelve months following a Corporate Transaction, the exercisability of the option and the vesting of shares will accelerate with respect to that number of shares as if the optionee's service continued for an additional twelve months following the involuntary termination, unless otherwise provided in the individual's employment agreement.

     The Company has entered into incentive letter agreements with each of Casey Tansey, Christopher Hubbard, Steven Johnson and Lawrence Siegel that provide for the payment of cash bonuses immediately prior to the closing of the merger.

     The Compensation Committee has the authority under the 1996 Stock Option Plan to provide for the acceleration of vesting of the shares of common stock subject to the outstanding options held by any executive officer or other employee under that Plan at any time, including in connection with Corporate Transactions or a hostile take-over of the Company, which may or may not be conditioned on his employment being terminated (whether involuntarily or through a forced resignation).

OTHER ARRANGEMENTS

     On May 7, 1998 the Company entered into an agreement with Wesley D. Sterman, M.D., its then President and Chief Executive Officer, pursuant to which Dr. Sterman resigned as President and Chief Executive Officer and became Chairman of the Board of Directors. Under the agreement and while Dr. Sterman's service as a director continues, the Company will provide Dr. Sterman with the benefits of the Company's Change in Control Severance Plan as if he were still President and Chief Executive Officer. In addition, if the Company agrees to any severance, change in control or similar package with any other executive officer that is more beneficial to such officer than that provided to Dr. Sterman, he will be entitled to a comparable arrangement in lieu of that provided under the Change in Control Severance Plan.

     The Company has agreed to provide Steve Johnson and Chris Hubbard with severance benefits of six months of salary plus an additional month for each year of service plus health insurance for the duration of the salary continuation or until they are insured by another employer if there should be an involuntary termination of their employment without cause.

     In June 2000, the Company has entered into a separation agreement with Jeffry J. Grainger, former Vice President, Legal Affairs and General Counsel to the Company. The agreement provides for continued vesting of stock options through July 1, 2001 in exchange for continued services by Mr. Granger for up to three days per month.

     In 1995, the Company extended loans to Casey Tansey, the Company's current President and Chief Executive Officer, and to Steven Johnson, the Company's current Senior Vice President of Operations, to enable them to purchase shares of Company common stock pursuant to the exercise of options previously granted to each individual. The loans were full recourse and were secured by the shares of common stock purchased with the proceeds of the loans. Each of the loans was repaid in full in 2000. The following table sets forth information with respect to the loans extended to Mr. Tansey and Mr. Johnson that were outstanding during 2000:

                                 NUMBER
                               OF SHARES       PER SHARE
            NAME               PURCHASED     PURCHASE PRICE    PRINCIPAL    INTEREST RATE    MATURITY DATE
            ----               ----------    --------------    ---------    -------------    -------------
Casey M. Tansey..............   120,000          $0.781        $ 93,750         6.45%          12/11/05
                                208,000          $0.781        $162,500         6.02%          12/11/00
Steven E. Johnson............   176,000          $0.375        $ 66,000         6.18%           8/23/04

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Schedules and Exhibits.

     (1) Financial Statements. The information required by this item is included in Item 8 of Part II of this Form 10-K.

     (2) Financial Statement Schedule. The following financial statement schedule required by Regulation S-X are filed herewith:

                                  SCHEDULE II

                                HEARTPORT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                    BALANCE     CHARGED TO                   BALANCE
                                                   BEGINNING    COSTS AND                      END
                                                   OF PERIOD     EXPENSES     DEDUCTIONS    OF PERIOD
                                                   ---------    ----------    ----------    ---------
                                                                     (IN THOUSANDS)
Year Ended December 31, 2000
  Allowance for doubtful accounts................   $  317       $    --       $   120       $  197
  Allowance for sales returns....................      190            --           170           20
  Warranty reserves..............................      784            14           730           68
Year Ended December 31, 1999
  Allowance for doubtful accounts................      267            50            --          317
  Allowance for sales returns....................      442            --           252          190
  Warranty reserves..............................    1,225            --           441          784
Year Ended December 31, 1998
  Allowance for doubtful accounts................      314            53           100          267
  Allowance for sales returns....................      609           441           608          442
  Warranty reserves..............................      407           818            --        1,225

     All other schedules are not applicable.

     (3) Exhibits.

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
     2.1+       Agreement and Plan of Merger dated April 3, 1995, for the
                reincorporation merger of Stanford Surgical Technology,
                Inc., a California corporation, into Heartport, Inc., a
                Delaware corporation.
     2.2**      Agreement and Plan of Merger dated January 26 2001, by and among Heartport, Inc., Johnson & Johnson, and HP Merger Sub,
                Inc.
     2.3**      Stockholder Agreement dated January 26, 2001, by and among
                Johnson & Johnson and the Heartport stockholders listed
                therein.
     3.1+       Restated Certificate of Incorporation.
     3.2#       Amended and Restated Bylaws of the Registrant.
     4.1        Reference is made to Exhibits 3.1 and 3.2.
     4.2+       Specimen Common Stock certificate.
     4.3+       Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April
                17, 1995.
     4.4@       Rights Agreement between the Registrant and the First
                National Bank of Boston dated April 25, 1996.
     4.5        Amendment to Rights Agreement Between Heartport, Inc. and
                Fleet National Bank dated January 26, 2001.
    10.1+       Form of Indemnification Agreement entered into by and
                between Registrant and its officers and directors.
    10.2+       1993 Stock Option Plan and forms of agreements thereunder.
    10.3%       1996 Stock Option Plan as amended and restated October 21,
                1996 and May 7, 1999.
    10.4%       Employee Stock Purchase Plan, as amended and restated
                October 21, 1996 and January 1, 1999.

  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------
    10.5+       Real Property Lease between the Registrant and Metropolitan
                Insurance Company dated September 21, 1992, as amended.
    10.6+       Equipment Financing Agreement between the Registrant and
                Lease Management Services, Inc. dated February 23, 1995.
    10.7+*      Agreement between the Company and St. Jude Medical, Inc.
                dated September 11, 1995.
    10.8@       Third Amendment to Lease Agreement between Heartport
                Research and Training Center, Inc. and University of Utah
                Research Foundation dated as of October 25, 1996.
    10.9@*      Amendment to agreement between Registrant and St. Jude
                Medical, Inc. dated January 31, 1997.
    10.10#      Amended and Restated Loan and Security Agreement dated
                October 12, 1998 between the Registrant and Silicon Valley
                Bank.
    10.11X      Industrial Build-To-Suit Lease dated September 19, 1997
                between Registrant and Chestnut Bay LLC. (without exhibits)
    10.12X      First Amendment to Industrial Build-To-Suit Lease dated
                February 10, 1998 between Registrant and Chestnut Bay LLC.
    10.13%      1999 Supplemental Stock Option Plan.
    10.14       Form of Incentive Letter Agreement between the Registrant
                and certain of the Registrant's executive officers.
    23.1        Consent of Ernst & Young, LLP.

---------------
 * Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form
  S-1 (File No. 333-1906).

% Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1999.

# Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1998.

X Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1997.

@ Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1996.

** Incorporated by reference to the exhibits filed with the Registrant's Form
   8-K filed with the Securities and Exchange Commission on February 2, 2001.

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

     (c) Exhibits

     See paragraph (a)(3).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 21st day of February, 2001.

                                          HEARTPORT, INC.

                                          By:      /s/ CASEY M. TANSEY
                                            ------------------------------------
                                                      Casey M. Tansey
                                               President and Chief Executive
                                                           Officer

                                          By:       /s/ GORDON PETRIE
                                            ------------------------------------
                                                       Gordon Petrie
                                                    Director of Finance

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints, Casey M. Tansey and Gordon Petrie, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                /s/ CASEY M. TANSEY                  President, Chief Executive       February 21, 2001
---------------------------------------------------  Officer, Director and Acting
                  Casey M. Tansey                    Chief Financial Officer
                                                     (Principal Executive and
                                                     Financial Officer)

                 /s/ GORDON PETRIE                   Director of Finance              February 21, 2001
---------------------------------------------------
                   Gordon Petrie

               /s/ FRANK M. FISCHER                  Director                         February 21, 2001
---------------------------------------------------
                 Frank M. Fischer

                /s/ JOSEPH S. LACOB                  Director                         February 21, 2001
---------------------------------------------------
                  Joseph S. Lacob

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----
            /s/ WESLEY D. STERMAN, M.D.              Director                         February 21, 2001
---------------------------------------------------
              Wesley D. Sterman, M.D.

             /s/ JOHN H. STEVENS, M.D.               Director                         February 21, 2001
---------------------------------------------------
               John H. Stevens, M.D.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1+     Agreement and Plan of Merger dated April 3, 1995, for the
              reincorporation merger of Stanford Surgical Technology,
              Inc., a California corporation, into Heartport, Inc., a
              Delaware corporation.
     2.2**    Agreement and Plan of Merger dated January 26 2001, by and among Heartport, Inc., Johnson & Johnson, and HP Merger Sub,
              Inc.
     2.3**    Stockholder Agreement dated January 26, 2001, by and among
              Johnson & Johnson and the Heartport stockholders listed
              therein.
     3.1+     Restated Certificate of Incorporation.
     3.2#     Amended and Restated Bylaws of the Registrant.
     4.1      Reference is made to Exhibits 3.1 and 3.2.
     4.2+     Specimen Common Stock certificate.
     4.3+     Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April
              17, 1995.
     4.4@     Rights Agreement between the Registrant and the First
              National Bank of Boston dated April 25, 1996.
     4.5      Amendment to Rights Agreement Between Heartport, Inc. and
              Fleet National Bank dated January 26, 2001.
    10.1+     Form of Indemnification Agreement entered into by and
              between Registrant and its officers and directors.
    10.2+     1993 Stock Option Plan and forms of agreements thereunder.
    10.3%     1996 Stock Option Plan as amended and restated October 21,
              1996 and May 7, 1999.
    10.4%     Employee Stock Purchase Plan, as amended and restated
              October 21, 1996 and January 1, 1999.
    10.5+     Real Property Lease between the Registrant and Metropolitan
              Insurance Company dated September 21, 1992, as amended.
    10.6+     Equipment Financing Agreement between the Registrant and
              Lease Management Services, Inc. dated February 23, 1995.
    10.7+*    Agreement between the Company and St. Jude Medical, Inc.
              dated September 11, 1995.
    10.8@     Third Amendment to Lease Agreement between Heartport
              Research and Training Center, Inc. and University of Utah
              Research Foundation dated as of October 25, 1996.
    10.9@*    Amendment to agreement between Registrant and St. Jude
              Medical, Inc. dated January 31, 1997.
    10.10#    Amended and Restated Loan and Security Agreement dated
              October 12, 1998 between the Registrant and Silicon Valley
              Bank.
    10.11X    Industrial Build-To-Suit Lease dated September 19, 1997
              between Registrant and Chestnut Bay LLC. (without exhibits)
    10.12X    First Amendment to Industrial Build-To-Suit Lease dated
              February 10, 1998 between Registrant and Chestnut Bay LLC.
    10.13%    1999 Supplemental Stock Option Plan.
    10.14     Form of Incentive Letter Agreement between the Registrant
              and certain of the Registrant's executive officers.
    23.1      Consent of Ernst & Young, LLP.

---------------
* Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+ Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-1906).

% Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999.

# Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998.

X Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1997.

@ Incorporated by reference to the Registrant's Form 10-K for the year ended
  December 31, 1996.

** Incorporated by reference to the exhibits filed with the Registrant's Form
   8-K filed with the Securities and Exchange Commission on February 2, 2001.