Form 10-K/A
period 2000-12-31
HEARTPORT INC
filed 2001-03-13
CIK 1009871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 16, 2001: approximately $35,975,047 (based on the last reported sale price of $2.56 per share on February 16, 2001 on the Nasdaq SmallCap Market). The number of shares of common stock outstanding as of February 16, 2001 was 26,379,754.

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

     OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     Our stock price has been, and is likely to continue to be, highly volatile. The market price of our common stock has fluctuated substantially in recent periods, rising from $21.00 at our initial public offering on April 25, 1996 to a high of $43.75 on May 15, 1996 and to a low of $1.56 on December 29, 2000. On February 16, 2001 the price of our common stock was $2.56. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results; announcements of technological innovations, new products or new contracts by us or by our competitors; developments with respect to patents or proprietary rights; conditions and trends in the medical device and other technology industries; adoption of new accounting standards affecting the medical device industry; changes in financial estimates by securities analysts; general market conditions; the failure to consummate the merger with Johnson & Johnson; and other factors. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many high technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock, and there can be no assurance that the market price of our common stock will not decline. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management's attention and resources.

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

     On February 16, 2001, the last sale price of Heartport's common stock as reported by the Nasdaq Stock Market was $2.56 per share. There were 277 holders of record of the Company's common stock as of February 16, 2001. See "Risk Factors -- Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive."

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

                                                                    APPROXIMATE
                                                     ------------------------------------------
                                                           SHARES              PERCENTAGE
                       NAME                          BENEFICIALLY OWNED   BENEFICIALLY OWNED(1)
                       ----                          ------------------   ---------------------
Kleiner Perkins Caufield & Byers(2)................       1,820,000                5.78%
  2750 Sand Hill Road
  Menlo Park, CA 94025
Frank M. Fischer(3)................................       1,058,042                3.36%
Joseph S. Lacob(2)(4)..............................       2,164,838                6.88%
Wesley D. Sterman, M.D. ...........................       3,205,492               10.18%
John H. Stevens, M.D.(5)...........................       1,632,516                5.19%
Casey M. Tansey(6).................................         898,532                2.85%
Christopher A. Hubbard(7)..........................         510,003                1.62%
Steven E. Johnson(8)...............................         802,258                2.55%
Lawrence C. Siegel, M.D.(9)........................         786,273                2.50%
All current directors and executive officers as a
  group (8 persons)(10)............................      11,057,954               35.12%

---------------
 (1) Percentage of ownership is based on 26,379,754 shares of common stock outstanding on February 16, 2001, plus 5,104,849 shares of common stock subject to options that are exercisable within 60 days of February 16, 2001. The number of shares of common stock beneficially owned by each listed individual includes the shares issuable pursuant to stock options that are exercisable within 60 days of February 16, 2001. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock. To the Company's knowledge, the entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

     In 1995, the Company extended loans to the following executive officers and directors of Heartport: Casey Tansey, a director of the Company and its current President and Chief Executive Officer; Steven Johnson, the Company's current Senior Vice President of Operations; John Stevens, a director of the Company; and Wesley Sterman, a director of the Company. The loans were made to the foregoing individuals to enable them to purchase shares of Company common stock pursuant to the exercise of options previously granted to each individual. To the extent outstanding, the loans are full recourse and are secured by the shares of common stock purchased with the proceeds of the loans. Mr. Tansey and Mr. Johnson repaid their outstanding loans in 2000. The following table sets forth information with respect to the loans that were outstanding at any time during 2000:

                       NO. OF SHARES     PER SHARE                                  INDEBTEDNESS AS OF
        NAME             PURCHASED     PURCHASE PRICE   PRINCIPAL   INTEREST RATE        12/31/00        MATURITY DATE
        ----           -------------   --------------   ---------   -------------   ------------------   -------------
Casey M. Tansey......     120,000          $0.781       $ 93,750        6.45%          $         0         12/11/05
                          208,000          $0.781       $162,500        6.02%          $         0         12/11/00
Steven E. Johnson....     176,000          $0.375       $ 66,000        6.18%          $         0          8/23/04
                          192,000          $0.375       $ 72,000        6.18%          $         0          8/23/99
John H. Stevens......     192,000          $0.375       $ 72,000        6.18%          $ 97,058.16          3/31/02
Wesley D. Sterman....     640,000          $0.375       $240,000        6.18%          $323,527.20          2/28/02

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
    10.5+       Real Property Lease between the Registrant and Metropolitan
                Insurance Company dated September 21, 1992, as amended.
    10.6+       Equipment Financing Agreement between the Registrant and
                Lease Management Services, Inc. dated February 23, 1995.
    10.7+*      Agreement between the Company and St. Jude Medical, Inc.
                dated September 11, 1995.
    10.8@       Third Amendment to Lease Agreement between Heartport
                Research and Training Center, Inc. and University of Utah
                Research Foundation dated as of October 25, 1996.
    10.9@*      Amendment to agreement between Registrant and St. Jude
                Medical, Inc. dated January 31, 1997.
    10.10#      Amended and Restated Loan and Security Agreement dated
                October 12, 1998 between the Registrant and Silicon Valley
                Bank.
    10.11X      Industrial Build-To-Suit Lease dated September 19, 1997
                between Registrant and Chestnut Bay LLC. (without exhibits)
    10.12X      First Amendment to Industrial Build-To-Suit Lease dated
                February 10, 1998 between Registrant and Chestnut Bay LLC.
    10.13%      1999 Supplemental Stock Option Plan.
    10.14       Form of Incentive Letter Agreement between the Registrant
                and certain of the Registrant's executive officers.
    23.1        Consent of Ernst & Young, LLP.
    24.1/       Power of Attorney.

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

 / Included on the signature page of the original Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

     (c) Exhibits

     See paragraph (a)(3).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, California, on this 13th day of March, 2001.

                                          HEARTPORT, INC.

                                          By:      /s/ CASEY M. TANSEY
                                            ------------------------------------
                                                      Casey M. Tansey
                                               President and Chief Executive
                                                           Officer

                                          By:       /s/ GORDON PETRIE
                                            ------------------------------------
                                                       Gordon Petrie
                                                    Director of Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                /s/ CASEY M. TANSEY                     President, Chief Executive      March 13, 2001
---------------------------------------------------    Officer, Director and Acting
                  Casey M. Tansey                         Chief Financial Officer
                                                         (Principal Executive and
                                                            Financial Officer)

                 /s/ GORDON PETRIE                          Director of Finance         March 13, 2001
---------------------------------------------------   (Principal Accounting Officer)
                   Gordon Petrie

               /s/ CASEY M. TANSEY*                              Director               March 13, 2001
---------------------------------------------------
                 Frank M. Fischer

               /s/ CASEY M. TANSEY*                              Director               March 13, 2001
---------------------------------------------------
                  Joseph S. Lacob

               /s/ CASEY M. TANSEY*                              Director               March 13, 2001
---------------------------------------------------
              Wesley D. Sterman, M.D.

               /s/ CASEY M. TANSEY*                              Director               March 13, 2001
---------------------------------------------------
               John H. Stevens, M.D.

* Casey M. Tansey, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and directors of Heartport, Inc., pursuant to a power of attorney executed by each of such officers and directors and filed with the Securities and Exchange Commission as an exhibit to this report.

              By: /s/ CASEY M. TANSEY
  ----------------------------------------------
                  Casey M. Tansey
                 Attorney-in-fact

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1+     Agreement and Plan of Merger dated April 3, 1995, for the
              reincorporation merger of Stanford Surgical Technology,
              Inc., a California corporation, into Heartport, Inc., a
              Delaware corporation.
     2.2**    Agreement and Plan of Merger dated January 26 2001, by and among Heartport, Inc., Johnson & Johnson, and HP Merger Sub,
              Inc.
     2.3**    Stockholder Agreement dated January 26, 2001, by and among
              Johnson & Johnson and the Heartport stockholders listed
              therein.
     3.1+     Restated Certificate of Incorporation.
     3.2#     Amended and Restated Bylaws of the Registrant.
     4.1      Reference is made to Exhibits 3.1 and 3.2.
     4.2+     Specimen Common Stock certificate.
     4.3+     Third Amended and Restated Rights Agreement among Registrant and the Founders and Investors specified therein dated April
              17, 1995.
     4.4@     Rights Agreement between the Registrant and the First
              National Bank of Boston dated April 25, 1996.
     4.5      Amendment to Rights Agreement Between Heartport, Inc. and
              Fleet National Bank dated January 26, 2001.
    10.1+     Form of Indemnification Agreement entered into by and
              between Registrant and its officers and directors.
    10.2+     1993 Stock Option Plan and forms of agreements thereunder.
    10.3%     1996 Stock Option Plan as amended and restated October 21,
              1996 and May 7, 1999.
    10.4%     Employee Stock Purchase Plan, as amended and restated
              October 21, 1996 and January 1, 1999.
    10.5+     Real Property Lease between the Registrant and Metropolitan
              Insurance Company dated September 21, 1992, as amended.
    10.6+     Equipment Financing Agreement between the Registrant and
              Lease Management Services, Inc. dated February 23, 1995.
    10.7+*    Agreement between the Company and St. Jude Medical, Inc.
              dated September 11, 1995.
    10.8@     Third Amendment to Lease Agreement between Heartport
              Research and Training Center, Inc. and University of Utah
              Research Foundation dated as of October 25, 1996.
    10.9@*    Amendment to agreement between Registrant and St. Jude
              Medical, Inc. dated January 31, 1997.
    10.10#    Amended and Restated Loan and Security Agreement dated
              October 12, 1998 between the Registrant and Silicon Valley
              Bank.
    10.11X    Industrial Build-To-Suit Lease dated September 19, 1997
              between Registrant and Chestnut Bay LLC. (without exhibits)
    10.12X    First Amendment to Industrial Build-To-Suit Lease dated
              February 10, 1998 between Registrant and Chestnut Bay LLC.
    10.13%    1999 Supplemental Stock Option Plan.
    10.14     Form of Incentive Letter Agreement between the Registrant
              and certain of the Registrant's executive officers.
    23.1      Consent of Ernst & Young, LLP.
    24.1/     Power of Attorney.

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

 / Included on the signature page of the original Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.